Form 10-Q
period 1996-03-31
MID AMERICAN WASTE SYSTEMS INC
filed 1996-05-15
CIK 798671

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: MARCH 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_______to_______



                         Commission file number: 1-10727

                        MID-AMERICAN WASTE SYSTEMS, INC.

           DELAWARE                                             31-1161917
(State or other jurisdiction of                               (I.R.S. Employer
incorporation of organization)                               Identification No.)

                1006 WALNUT STREET, CANAL WINCHESTER, OHIO 43110

                                 (614) 833-9155

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such file requirements for the past 90 days.

Yes  X    No
    ---      ---

The number of shares outstanding of each of the issuer's classes of common stock outstanding as of MARCH 31, 1996:

                           27,984,950 PAR VALUE $1.00

                MID-AMERICAN WASTE SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                             Page
                                                                                                             Number
                                                                                                             ------
PART I.       FINANCIAL INFORMATION

              Item 1.      Financial Statements

                           Consolidated Balance Sheet at December 31, 1995 and
                           March 31, 1996 (unaudited)                                                            3

                           Consolidated Statement of Income (unaudited) for the three
                           month periods ended March 31, 1995 and 1996                                           4

                           Consolidated Statement of Cash Flows (unaudited) for the
                           three month periods ended March 31, 1995 and 1996                                     5

                           Notes to Consolidated Financial Statements (unaudited)                             6-11

              Item 2.      Management's Discussion and Analysis of Financial Condition
                           and Results of Operations (unaudited)                                             12-17

PART II.      OTHER INFORMATION

              Other Information                                                                                 18

              Signatures                                                                                        19

              Item 5.      Other Information                                                                    18

              Item 6.      Exhibits and Reports on Form 8-K

                           Exhibit 11-Computation of Earnings Per Share                                         20

                MID-AMERICAN WASTE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                          DECEMBER 31,          MARCH 31,
                                                                             1995                 1996
                                                                         -------------        -------------
                                                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                           $   8,602,000        $  50,355,000
     Accounts receivable, less allowances for doubtful
         accounts of $409,000 and $442,000                                  13,723,000           11,242,000
     Refundable income taxes                                                10,691,000           10,691,000
     Other receivables                                                       2,078,000            7,876,000
     Prepaid expenses and other current assets                               5,511,000            5,946,000
     Assets held for sale                                                   45,091,000
                                                                         -------------        -------------
                          Total current assets                              85,696,000           86,110,000
                                                                         -------------        -------------

PROPERTY AND EQUIPMENT, less accumulated depreciation
     and amortization of $78,582,000 and $83,522,000                       355,838,000          352,029,000
                                                                         -------------        -------------

EXCESS OF COST OVER NET ASSETS OF
     ACQUIRED BUSINESSES, net of amortization                               20,587,000           20,371,000
OTHER INTANGIBLE ASSETS, net of amortization                                15,012,000           14,447,000
OTHER ASSETS                                                                38,230,000           39,527,000
                                                                         -------------        -------------
                                                                            73,829,000           74,345,000
                                                                         -------------        -------------
                                                                         $ 515,363,000        $ 512,484,000
                                                                         =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                    $  12,710,000        $  10,264,000
     Current maturities of notes payable and term obligations              326,309,000          321,791,000
     Accrued expenses and taxes                                             20,848,000           26,817,000
                                                                         -------------        -------------
              Total current liabilities                                    359,867,000          358,872,000
                                                                         -------------        -------------

DEFERRED INCOME TAXES                                                       14,274,000           14,274,000
                                                                         -------------        -------------
OTHER LIABILITIES                                                           31,539,000           35,131,000
                                                                         -------------        -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value, 2,000,000 shares authorized none issued
     Common stock, $1.00 par value, 50,000,000 shares authorized,
         28,038,800 issued in 1995 and 1996                                 28,039,000           28,039,000
     Additional paid-in capital                                            233,806,000          233,806,000
     Accumulated deficit                                                  (150,704,000)        (157,423,000)
                                                                         -------------        -------------
                                                                           111,141,000          104,422,000
     Deferred compensation                                                  (1,243,000)
     Treasury stock, 53,850 shares, at cost                                   (215,000)            (215,000)
                                                                         -------------        -------------
              Total stockholders' equity                                   109,683,000          104,207,000
                                                                         -------------        -------------
                                                                         $ 515,363,000        $ 512,484,000
                                                                         =============        =============

The accompanying notes are an integral part of the consolidated financial statements.

                MID-AMERICAN WASTE SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED MARCH 31,
                                                             --------------------------------
                                                                 1995                1996
                                                             ------------        ------------
REVENUES:
  Collection services                                        $ 27,569,000        $ 24,857,000
  Landfill operations                                          11,623,000           8,837,000
                                                             ------------        ------------
                                                               39,192,000          33,694,000
                                                             ------------        ------------
EXPENSES:
  Operating expenses                                           18,438,000          19,265,000
  Depreciation and amortization                                 7,621,000           6,376,000
  Selling, general and administrative expenses                  4,911,000           4,851,000
  Other (income) and expense                                     (239,000)          1,258,000
  Interest expense                                              6,721,000           8,663,000
                                                             ------------        ------------
                                                               37,452,000          40,413,000
                                                             ------------        ------------
Income (loss) before income taxes                               1,740,000          (6,719,000)
INCOME TAXES (BENEFIT)                                            721,000
                                                             ------------        ------------

NET INCOME (LOSS)                                            $  1,019,000        $ (6,719,000)
                                                             ============        ============

NET INCOME (LOSS) PER SHARE                                  $        .04        $       (.24)
                                                             ============        ============

Common shares and common equivalent shares outstanding         24,780,195          27,984,950
                                                             ============        ============

The accompanying notes are an integral part of the consolidated financial statements.

                MID-AMERICAN WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                1995                1996
                                                                                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                      $  1,019,000        $ (6,719,000)
                                                                            ------------        ------------
     Adjustments to reconcile net income (loss) from operations to net cash provided by operating activities:
         Depreciation and amortization                                         7,621,000           6,376,000
         Deferred income taxes                                                   500,000
         Amortization of debt issuance and refinancing costs                     343,000             375,000
         Amortization of deferred compensation                                    41,000              34,000
         Closure and post closure                                                450,000             393,000
         Write-off of deferred compensation                                                        1,209,000
     Change in assets and liabilities, net of effects
         from acquisitions                                                    (6,423,000)          4,746,000
                                                                            ------------        ------------
              Total adjustments                                                2,532,000          13,133,000
                                                                            ------------        ------------
         Cash provided by operating activities                                 3,551,000           6,414,000
                                                                            ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to property and equipment                                      (7,131,000)         (2,386,000)
     Proceeds on sales of property and equipment                                                  45,892,000
     Other                                                                     1,304,000          (3,649,000)
                                                                            ------------        ------------
         Cash provided by (used in) investing activities                      (5,827,000)         39,857,000
                                                                            ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Additions to notes payable and term obligations                             500,000
     Payments of notes payable and term obligations                           (1,541,000)         (4,518,000)
     Debt issuance and refinancing costs                                        (455,000)
                                                                            ------------        ------------
         Cash used in financing activities                                    (1,496,000)         (4,518,000)
                                                                            ------------        ------------
         Increase (decrease) in cash and cash equivalents                     (3,772,000)         41,753,000
     Cash and cash equivalents, beginning of period                           12,206,000           8,602,000
                                                                            ------------        ------------
         Cash and cash equivalents, end of period                           $  8,434,000        $ 50,355,000
                                                                            ============        ============

Supplemental schedule of non-cash investing and financing activities:
     Notes receivable received from disposition of business                                     $  6,100,000
                                                                                                ============

The accompanying notes are an integral part of the consolidated financial statements.

                MID-AMERICAN WASTE SYSTEMS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

         In connection with the Company's restructuring, the Company's management is in the process of evaluating the carrying value of its costs and the adequacy of its accruals, the result of which could require significant additional charges for asset impairment, asset write-downs and additional accruals. Provision for these charges has not been made since the evaluation process is in its initial stages and the extent of the charges can not be quantified at this time. The unaudited financial statements for the three month period ended March 31, 1995 and 1996 do reflect adjustments that management has quantified to date.

         The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies.

Property and Equipment:

         Property and equipment at December 31, 1995 and March 31, 1996 consisted of the following:

                                                          DECEMBER 31,          MARCH 31,
                                                             1995                 1996
                                                             ----                 ----
Landfills                                                $ 149,930,000        $ 150,188,000
Vehicles and equipment                                      92,739,000           93,105,000
Buildings, facilities and improvements                      42,354,000           42,380,000
Construction in progress - landfills                         2,530,000            2,508,000
Future permitted landfill capacity not constructed         148,838,000          144,341,000
Land                                                         3,029,000            3,029,000
                                                         -------------        -------------
                                                           434,420,000          435,551,000
Less accumulated depreciation and amortization             (78,582,000)         (83,522,000)
                                                         -------------        -------------
                                                         $ 355,838,000        $ 352,029,000
                                                         =============        =============

         Interest is capitalized on landfill permitting and preparation costs and other facility construction costs during the periods that these assets are undergoing activities necessary for their intended use. Interest costs of $2,768,000 and $408,000 were capitalized during the three month periods ended March 31, 1995 and 1996, respectively.

Reclassification:

         Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

2.  LIQUIDITY:

         The Company's viability as a going concern is dependent upon the restructuring of its obligations and asset base, and ultimately, a return to profitability. In addition, as more fully described in Note 5, the Company is a party to certain criminal charges and an SEC inquiry in connection with the Gary landfill. The Company recorded a net loss of $182,558,000 for the year ended December 31, 1995 and a net loss of $6,719,000 for the three month period ended March 31, 1996, had negative working capital of $272,762,000 at March 31, 1996 and was in default on certain debt agreements which are classified as current liabilities in the accompanying balance sheet. If present trends continue and the Company is unable to obtain relief or otherwise cure the events of default, the Company may be required to seek protection under federal bankruptcy laws.

         The Company's highly leveraged capital structure precludes it from developing any new landfills, and accordingly, at December 31, 1995 the Company had sold or written-off all of its investments in development landfill projects. The Company has also offered for sale various integrated landfill and collection operations in order to raise cash for purposes of reducing its debt, and in March 1996, consummated the sale of the assets of its Atlanta operations. Substantially all proceeds from the sale of assets are restricted for debt reduction by the terms of the various credit agreements.

         The Company's cash provided by operating activities was approximately $6,414,000 for the three month period ended March 31, 1996. However, the Company is not able to borrow additional amounts under its existing credit arrangements and does not believe that cash provided by operating activities in 1996 will be adequate to fund both the non-discretionary capital expenditure requirements necessary to maintain its present landfill operations as well as the scheduled debt service requirements of its notes payable and term obligations.

         Primarily as a result of the net losses experienced for the year ended December 31,1995 and the three month period ended March 31, 1996, the Company was not in compliance with certain financial covenants and is in default under its unsecured bank credit agreement, Senior Notes, Senior Subordinated Notes and certain other debt agreements at March 31, 1996. In addition, the Company did not make the scheduled payment of approximately $10,719,000 in interest due February 15, 1996 on the Senior Subordinated Notes. In connection with the sale of the operating assets of the Atlanta operations on March 26, 1996, the Company made approximately $9,500,000 in principal payments on the unsecured bank credit facility and Senior Notes and funded approximately $1,100,000 of letters of credit. Although the lenders consented to the Atlanta sale, and the use of the proceeds therefrom, the Company remains in default on all of these debt arrangements and the outstanding debt balances at December 31, 1995 and March 31, 1996 have been classified as current liabilities.

         The Company is continuing discussions with the lender groups in an effort to finalize a satisfactory restructuring of the unsecured bank credit agreement, the Senior Notes and the Senior Subordinated Notes. In addition, the Company continues to pursue both additional asset sales and alternative financing arrangements, including equity and other long term financing, which would retire all or a portion of the outstanding senior debt. The Company believes that, until the refinancing of the unsecured bank credit agreement and senior notes is finalized, existing cash balances and anticipated cash receipts should be adequate to cover operating cash disbursements and required capital expenditures. However if the senior lenders were to accelerate maturity, the Company would not have sufficient funds to repay the $74,058,000 of Senior Notes nor the $175,000,000 of Senior Subordinated Notes outstanding at March 31, 1996.

3.       DIVESTITURES:

         On March 26, 1996 the Company completed the sale of its northeast Atlanta market collection operations and a landfill. These operations represented $6,051,000 and $5,046,000 of collection services revenues and $840,000 and $460,000 of landfill operations revenues during the three month periods ended March 31, 1995 and 1996, respectively. The gross proceeds of approximately $52,000,000, were used to repay approximately $9,500,000 of principal and fund $1,100,000 of letters of credit under the unsecured bank credit agreement and Senior Notes agreements, fund $21,900,000 of closure, post-closure and performance bonding obligations and the remainder will be used for working capital needs. The Company realized a loss on the disposition of the entire market of $10,760,000, which was provided at December 31, 1995, including costs related to the closure of a smaller Georgia landfill not included in the sale transaction. In addition, the Company completed the acquisition of one collection operation and the sales of certain collection operations, landfills and landfill development projects between March 31, 1995 and December 31, 1995.

         The following table summarizes the unaudited consolidated pro forma results of operations, assuming the 1995 acquisition and sales of collection operations and landfills had occurred at the beginning of 1995:

                                                    THREE MONTHS ENDED MARCH 31,
                                                        1995           1996
                                                        ----           ----
                                                     (IN THOUSANDS, EXCEPT NET
                                                      INCOME (LOSS) PER SHARE)
Revenues                                              $ 30,303       $ 27,007
Net income (loss)                                     $   (141)      $ (7,811)
Net income (loss) per share                           $   (.01)       $  (.28)
Common and common equivalent shares outstanding         25,043         27,985

4.       NOTES PAYABLE AND TERM OBLIGATIONS:

         Notes payable and term obligations at December 31, 1995 and March 31, 1996 consisted of the following:

                                                            DECEMBER 31,        MARCH 31,
                                                               1995               1996
                                                               ----               ----
Borrowings under unsecured bank
     credit agreement                                      $  3,132,000
8.85% Senior Notes                                           30,777,000       $ 30,777,000
9.23% Senior Notes                                           43,281,000         43,281,000
9.75% First Mortgage Revenue Bonds                           13,318,000         12,999,000
4.375% Guaranteed Variable Rate
     Revenue Bonds                                           24,400,000         24,400,000
7.75% Development Revenue Bonds                              11,665,000         11,543,000
7% Guaranteed Industrial Development
     Revenue Bonds                                           14,000,000         14,000,000
Notes payable, at an average rate of 7.9% due in
     monthly and quarterly installments through 2005         10,736,000          9,791,000
12.25% Senior Subordinated Notes                            175,000,000        175,000,000
                                                           ------------       ------------
                                                            326,309,000        321,791,000
Less current maturities                                     326,309,000        321,791,000
                                                           ------------       ------------
                                                                   $-0-               $-0-
                                                           ============       ============

         At March 31, 1996, the Company was in default under its unsecured bank credit agreement, Senior Notes Agreement and Senior Subordinated Notes Agreement. Due to cross default provisions in the Company's other notes payable and term obligations, the Company has classified all of its outstanding indebtedness of $321,791,000 as a current liability at March 31, 1996.

         Stated maturities of notes payable and term obligations, had the Company not been in default, would have been as follows:

    YEAR ENDING DECEMBER 31,
    1996........................................      $  18,275,000
    1997........................................         21,911,000
    1998........................................         18,438,000
    1999........................................         14,789,000
    2000........................................         11,048,000
    Thereafter..................................        237,330,000

5.  COMMITMENTS AND CONTINGENCIES:

         In the normal course of its business, and as a result of the extensive governmental regulation of the solid waste industry, the Company periodically may become subject to various judicial and administrative proceedings involving federal, state or local agencies. In these proceedings, the agency may seek to impose fines on the Company or to revoke or deny renewal of an operating permit held by the Company. From time to time, the Company also may be subjected to actions brought by citizens' groups in connection with the permitting of its landfills or transfer stations, or alleging violations of the permits pursuant to which the Company operates. Certain federal and state environmental laws impose strict liability on the Company for such matters as contamination of water supplies or the improper disposal of hazardous waste. The Company's operation of landfills subjects it to certain operational, monitoring, site maintenance, closure and post-closure obligations which could give rise to increased costs for monitoring and corrective measures. In connection with the Company's acquisition of existing landfills, it is often necessary to expend considerable time, effort and money in complying with the permitting process necessary to increase the capacity of these landfills. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions or impose fines in a case of violations. During the ordinary course of its landfill operations, the Company may from time to time receive citations or notices from such authorities that such operations are not in compliance with applicable environmental regulations. Upon receipt of such citations or notices, the Company works with the authorities in an attempt to resolve the issues raised by such citations or notices. Failure to correct the problems to the satisfaction of the authorities could lead to curtailed operations or even closure of the landfill.

         The Company has obtained environmental impairment liability insurance covering claims for sudden or gradual onset environmental damage at certain landfill sites in amounts mandated by state and federal statutes. If the Company were to incur liability for environmental damage in excess of its insurance limits, its financial condition could be adversely affected. The Company carries a comprehensive general liability insurance policy which management considers adequate to protect its assets and operations from other risks. The Company also may be subject to claims for personal injury or property damage arising out of motor vehicle accidents involving its trucks. The Company currently carries insurance with policy limits which management believes to be sufficient to cover this risk.

         The Company is usually required to post a performance bond or bank letter of credit at the time of execution of a municipal residential collection contract. In addition, the Company has been required to post a surety bond to secure its obligations to close its landfills in accordance with environmental regulations. At March 31, 1996, the Company had provided letters of credit totaling $43,427,000 and surety bonds totaling $57,171,000 to secure the Company's landfill closure obligations.

         The Company maintains self-insurance retention limits for its insurance coverage. Accrued self-insurance costs at December 31, 1995 and March 31, 1996 were $3,182,000 and $3,181,000, respectively.

         In 1991, the Company purchased its Cuyahoga Regional Sanitary Landfill in Cleveland, Ohio and certain collection operations pursuant to an Asset Purchase Agreement. Under the terms of the Asset Purchase Agreement, the Company is required to contribute fifty percent (50%) of any settlement judgment or damage award in excess of $5,500,000 resulting from certain litigation instituted by Browning-Ferris of Ohio, Inc. ("BFI") against the sellers of such assets. In October 1995, a judgment was rendered in favor of BFI in such litigation. In February 1996, the Company made a cash payment of $1,060,000 in settlement of the litigation. In addition, the Company is required, pursuant to the Asset Purchase Agreement, to provide payments to the sellers for additional permitted airspace at the landfill. In 1995, the Company was granted a permit for 753,000 additional cubic yards of airspace and therefore, the Company is required to pay approximately $2,300,000 to the sellers which amount has been accrued in the balance sheets at December 31, 1995 and March 31, 1996 . The Company is currently negotiating with the sellers regarding certain payments related to the covenant not to compete and potential future expansions.

         In August 1990, the Company entered into an agreement with Muht-Hei, Inc., a corporation formed by the Campo Band of Mission Indians, to design, obtain a permit for, construct and operate a new 400-acre landfill located on the Indians' reservation approximately 50 miles east of San Diego, California (the "Campo Project"). In 1995, the Company determined that the Campo Project was no longer economically feasible to continue. The Company has negotiated a proposed settlement with Muht-Hei, Inc. subject to review and approval by the tribe's legal counsel and Federal authorities. The proposed settlement calls for payments totaling $1,150,000 of which $300,000 has been paid through March 31, 1996 and $850,000 to be paid over the next 10 months. The entire amount was accrued in the balance sheet at December 31, 1995. In addition, the Company will receive a royalty of $.50 per ton for the life of the site, based on certain performance criteria and is to be paid if the landfill is constructed.

         In August 1994, the Company and a subsidiary filed suit in Lake Superior Court for Lake County, Indiana against the City of Gary, Indiana, its Mayor and each of its members of City Council for breach of contract, unjust enrichment and tortious and intentional interference with contracts arising out of Gary's failure to abide by the terms of its contract with the Company. Subsequently, the City of Gary notified the Company that it was terminating its contract with the Company. In September 1994, the Company filed a lawsuit against the City of Gary in the United States District Court for the Northern District of Indiana, Hammond Division, wherein the Company sought an injunction against the City, prohibiting it from unlawfully using its offices to implement its interpretation of the contractual agreement between the parties. The Federal District Court granted a temporary restraining order in favor of the Company. The Federal District Court later denied a preliminary injunction and dismissed the Federal case on the basis that the Court did not have jurisdiction. The Company appealed the decision to the 7th Circuit Court of Appeals which decided the case on February 22, 1995. The Court of Appeals' decision affirmed the lower court's dismissal of the suit on the grounds that there was not a violation of the Company's due process and that the contractual right did not constitute a "property right" which would have created a federal right to specific performance of the contract. The Court of Appeals remanded the proceedings to Federal District Court for findings with respect to fines due the Company from the City related to the City's failure to comply with an injunction imposed by the Federal District Court. The Court of Appeals also sent a copy of its opinion to the United States Attorney for the District of Indiana so that the executive branch may consider whether to initiate a criminal prosecution against the City for contempt of the District Court's order and also for perjury. Upon remand of the civil contempt fines issued to the Federal District Court, the District Court awarded the Company $110,250 in civil fines and $11,589 in attorney fees. The Seventh Circuit Court of Appeals on March 7, 1996 upheld this award. The Company intends to institute proceeding to collect the fines and award of attorney fees.

         The Company's state court action in Lake Superior Court remains in process wherein the Company seeks reimbursement of $4.6 million for remediation costs of the landfill incurred by the Company pursuant to the terms of the contract with Gary and lost profits of $10 million to $12 million as a result of the wrongful termination of the contract between the City and the Company. The Company also seeks a permanent injunction enjoining the City from taking any actions in breach of the contract between the parties and for other relief as the Court deems appropriate. While this case is pending, the Company is not operating the Gary Landfill.

         Investigation Related to Gary Landfill and Political Contributions. The Company has been involved in an investigation by the United States Attorney for the Northern District of Indiana into events that relate to the landfill in Gary, Indiana and certain other political activities in Gary, Indiana and elsewhere. The Company, through its former President, Mr. White, negotiated the right to operate the Gary Landfill in 1990, and such operating agreement was approved by the City Council, the Indiana Department of Environmental Management and the Lake County Superior Court. The Company has responded to a number of document subpoenas, and certain of the Company's executive officers (other than the President) and certain other employees have been requested, and have testified, before a federal grand jury investigating the matter. Each such officer or employee has received a letter from the U.S. Attorney specifying that his or her testimony has been sought "not as a subject or target of the investigation, but as a witness to matters and events to which he has knowledge."

         The Company entered into plea negotiations with the U.S. Attorney for the Northern District of Indiana. On April 12, 1996, the grand jury returned indictments against Mr. White and a former vice president of the Company. The former officers have been charged with bribery and other violations in connection with the Company's operations in Gary, Indiana. Mr. White resigned as an officer and director of the Company on April 12, 1996. On April 29, 1996, the Company entered into a plea agreement which provides that it will plead guilty to a single count criminal misdemeanor charge involving campaign contributions, and its subsidiary that ran the Gary Landfill will plead nolo contendere to a single count charge under Title 18 U.S.C., Section 666 involving payments to an agent of the City of Gary. The Company believes that is has accrued an adequate amount for penalties that will be assessed.

         SEC Inquiry. The Company has been contacted by the Securities and Exchange Commission regarding a matter under inquiry related to the Gary investigation discussed above and has provided documentation to the SEC related to political contributions.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

The following table presents, for the periods indicated, the percentage relationship which the various items bear to total revenues and the percentage increase (decrease) in the dollar amounts of such items:

                                                        Percentage Relationship                 Period-to-Period
                                                           To Total Revenues                         Change
                                                          Three Months Ended                   Three Months Ended
                                                               March 31,                            March 31,
                                                               ---------                            ---------
                                                         1995             1996                    1996 vs. 1995
                                                         ----             ----                    -------------

Revenue:
     Collection services                                 70.3%            73.8 %                       (9.8)%
     Landfill operations                                 29.7             26.2                        (24.0)
                                                        -----            -----                       -------
         Total revenues                                 100.0            100.0                        (14.0)
                                                        -----            -----                       -------

Expenses:
     Operating expenses                                  47.0             57.2                          4.5
     Depreciation and amortization                       19.4             18.9                        (16.3)
     Selling, general and
         administrative expenses                         12.5             14.4                         (1.2)
     Other (income) and expense                          (0.6)             3.7                       (626.4)
     Interest expense                                    17.1             25.7                         28.9
                                                        -----            -----                       ------
         Total expenses                                  95.6            118.9                          7.9
                                                        -----            -----                       ------

Income (loss) before income taxes                         4.4            (19.9)                      (486.1)
Income taxes                                              1.7                                            NM
                                                        -----            -----                         ----
Net income (loss)                                         2.6%           (19.9)%                     (759.4)%
                                                        =====            ======                      =======

RESULTS OF OPERATIONS

1996 COMPARED TO 1995

         Revenues. Total revenues decreased 14.0% from $39,192,000 in 1995 to $33,694,000 in 1996. This decrease was primarily the result of the divestiture of certain collection and landfill operations and overall reductions in the amount of third party waste disposed of at Company-owned landfills.

         The 1996 net changes in components of collection services revenues are as follows:

1995 Collection services revenues ...       $ 27,569,000
                                            ------------

Net changes in components of revenue:
     Divestitures ...................           (426,000)
     Acquisitions ...................            426,000
     Volume .........................         (2,793,000)
     Price ..........................             81,000
                                            ------------
         Net decrease ...............         (2,712,000)
                                            ------------

1996 Collection services revenues ...       $ 24,857,000
                                            ------------

         Collection services revenues decreased 9.8% from $27,569,000 in 1995 to $24,857,000 in 1996. Divestitures of collection operations subsequent to March 31, 1995 reduced 1996 revenues by $426,000. During 1995, the Company completed the acquisition of an integrated collection business located in the Clarksburg, West Virginia market. This acquisition represented incremental collection services revenue of $426,000 from 1995 to 1996. Price increases subsequent to March 31, 1995 increased collection services revenue by $81,000. Competitive pressures continued to be a significant factor, and the Company experienced volume decreases of $2,793,000. This decrease was a result of overall volume decreases in its northeast Atlanta market, which was sold on March 26, 1996, a drop in industrial volumes, primarily in its Cleveland market, and the loss of several residential municipal contracts, primarily in the Parkersburg, West Virginia market.

         The 1996 net changes in components of landfill operations revenues are as follows:

1995 Landfill operations revenues ...       $ 11,623,000
                                            ------------

Net changes in components of revenue:
     Volume .........................         (2,336,000)
     Price ..........................           (450,000)
                                            ------------
         Net decrease ...............         (2,786,000)
                                            ------------

1996 Landfill operations revenues ...       $  8,837,000
                                            ------------

         Landfill operations revenues decreased 24.0% from $11,623,000 in 1995 to $8,837,000 in 1996. Landfill operations revenues were adversely affected by overall volume decreases of third-party waste deposited in Company-owned and operated landfills. The volumes of third-party waste deposited in Company- owned and operated landfills decreased 154,000 tons from 736,000 tons in 1995 to 582,000 in 1996. The Company expects the trend of decreasing landfill volumes to continue due to the anticipated May 1996 closure of the Company's Cuyahoga Regional Sanitary Landfill and the expected loss of a large landfill contract at the Company's RCC landfill. Aggregate price decreases at Company-owned or operated landfills decreased landfill operations revenues by $450,000. The average tipping fee charged per ton by the Company's landfills decreased to $15.18 in 1996 from $15.79 in 1995.

         Operating Expenses. Operating expenses increased 4.5% from $18,438,000 in 1995 to $19,265,000 in 1996 and represented 47.0% of total revenues in 1995 compared to 57.2% of total revenues in 1996. These dollar and percentage increases are primarily due to increased repair and maintenance expense during the first quarter of 1996 to properly maintain the Company's fleet of collection vehicles.

         Depreciation and Amortization. Depreciation and amortization decreased $1,245,000 or 16.3% from $7,621,000 in 1995 to $6,376,000 in 1996. These expenses represented 19.4% and 18.9% of total revenues in 1995 and 1996, respectively. Depreciation and amortization decreased due to decreased landfill amortization of $1,104,000, from $3,109,000 in 1995 to $2,005,000 in 1996. This decrease of landfill amortization is due to decreased volumes of third-party waste deposited in Company-owned and operated landfills of 154,000 tons from 1995 to 1996. Landfills and landfill acquisition costs are depleted on the unit-of-production method, which is calculated on the basis of the relationship between the amount of permitted airspace in the landfills and the amount of that airspace filled during a particular period. Thus, depreciation and amortization attributable to landfills will vary with changes in the volume of waste deposited in and the permitted life of the landfills.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses remained relatively level, decreasing $60,000 or 1.2% from $4,911,000 in 1995 to $4,851,000 in 1996. These expenses represented 12.5% and 14.4% of total revenues in 1995 and 1996, respectively. The Company anticipates selling, general and administrative expenses to increase during the remainder of 1996 due to increased legal expenses to be incurred relative to the investigation of the Gary Landfill and political contributions, as well as the possible sale to a third party or a restructuring of the Company.

         Other Expenses. Other expenses increased $1,497,000 from other (income) of ($239,000) in 1995 to other expense of $1,258,000 in 1996, and represented (0.6%) and 3.7% of total revenues in 1995 and 1996, respectively. Other expenses for 1996 include a charge of $1,209,000 for the write-off of the unamortized balance of deferred compensation for restricted stock issued in 1993 to Christopher L. White and Dennis P. Wilburn, former executive officers of the Company who resigned during March 1996 and April 1996, respectively. Additionally, severance costs of $275,000, including employee termination and benefit costs, were recorded by the Company during 1996 for certain employees of the Company.

         Interest Expense. Interest expense increased 28.9% from $6,721,000 in 1995 to $8,663,000 in 1996. Interest expense represented 17.1% and 25.7% of total revenues in 1995 and 1996, respectively. These dollar and percentage increases resulted from a decrease of capitalized interest of $2,360,000, from $2,768,000 in 1995 to $408,000 in 1996 as the Company suspended the capitalization of interest on certain projects not undergoing development activities necessary for their intended use. The Company expects this trend of lower interest capitalization to continue.

         Other Income Statement Items. The provision for income taxes resulted in effective tax rates for 1995 of 41.4%. The Company did not record a provision for income taxes during 1996 due to the net loss recorded by the Company during 1996 as well as the uncertainty of future taxable income. Differences between the actual tax expense and the statutory Federal tax rate were due primarily to provisions for state income taxes, net of the Federal tax benefit, the nondeductibility for tax purposes of goodwill associated with certain collection operation acquisitions, and a significant valuation allowance recorded against the Company's deferred tax asset.

              For the reasons discussed above, the Company had a net loss of $6,719,000 in 1996 compared to net income of $1,019,000 in 1995.

INFLATION AND PREVAILING ECONOMIC CONDITIONS

         To date, inflation has not had a significant impact on the Company's operations. The Company believes it may be able to pass through to its customers most cost increases resulting from inflation. However, competitive factors may require the Company to absorb at least a portion of these cost increases, particularly during prolonged periods of economic slowdown.

ENVIRONMENTAL AND REGULATORY MATTERS

          In 1991, the United States Environmental Protection Agency (the "EPA") promulgated Solid Waste Disposal Facility Criteria for landfills under Subtitle D of The Resource Conservation and Recovery Act of 1976 ("Subtitle D Regulations"). The EPA's Subtitle D Regulations include location standards, financial assurance standards, groundwater monitoring as well as corrective action standards. The Subtitle D Regulations became effective for most landfills on October 9, 1993, with a phase-in period for certain provisions. Additionally, as a result of Subtitle D Regulations and various state statutes, the Company is required to maintain landfill sites for mandated periods after closure. The Company records an accrual (other liabilities) and a charge to operating expense for estimated post-closure costs over the operating life of the landfills as the airspace is filled. Accruals for closure and post-closure monitoring and maintenance activities, which are based on engineers' estimates, cover expenditures to be incurred after the landfills stop accepting waste. Such expenditures include a final cap and cover for the site, methane gas and leachate management and groundwater monitoring. The Company updates engineering estimates for closure and post-closure costs periodically during the year to reflect current, as well as future, requirements and proposed regulatory changes. All of the Company's owned and operated landfills, planned landfill expansions or new landfill development projects are being engineered to meet or exceed these requirements.

          The Company is responsible for closure and post-closure monitoring and maintenance costs at its twelve operating landfills and five closed landfills. Estimated aggregate closure and post-closure costs are fully accrued for the landfill sites at the time the landfills cease to accept waste and are closed. At March 31, 1996, the Company estimates that aggregate closure and post-closure costs, at the time all Company-owned or -operated landfills have reached their respective capacity, are approximately $110,700,000. These costs are being expensed over the operating lives of these landfills. Estimated additional costs of approximately $79,200,000, principally related to final capping and methane gas control activities expected to occur during the operating lives of these landfills, are also being expensed over the useful lives of these facilities.

          In 1993, the Company substantially completed an extensive capital expenditure program which (i) significantly increased the Company's disposal capacity and (ii) brought its landfills into substantial compliance with federal and state requirements and regulations. As a result, the costs of certain monitoring systems, which are not currently required to be in compliance with Subtitle D Regulations (i.e., ground monitoring wells), have already been incurred by the Company as part of the costs of new expansion permits, and therefore are not part of the closure and post-closure costs accruals. In addition, none of the Company's landfills (operating or closed) are connected with Superfund National Priority Lists or potentially responsible party issues.

          The EPA has issued regulations that implement certain requirements of the 1990 amendments to the Clean Air Act. The Clean Air Act provides for regulation of the emission of air pollutants from certain landfills based upon the date of the landfill construction and volume per year of regulated emissions.

          In connection with the construction and expansion of the Company's landfills, it has attempted to comply with the requirements of the Clean Air Act and has made capital expenditures relating to these facilities. The Company does not anticipate any significant additional capital expenditures over those already incurred. The Company does not anticipate that operating costs will increase significantly as a result of complying with the Clean Air Act and the regulations promulgated thereunder.

          Management believes that the aforementioned environmental matters will not have a material adverse effect on the financial condition of the Company. However, the Company's operation of landfills subjects it to certain operational, monitoring, site maintenance, closure and post-closure obligations which could give rise to increased costs for monitoring and corrective measures. The Company has instituted programs to promote compliance with federal, state and local laws, regulations and permit requirements at each of its owned and operated landfills, and the Company continues its efforts to anticipate and respond to future regulatory, legal and permitting developments. The Company cannot predict the effect of any future enacted federal or state legislation or regulations on the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's cash requirements consist principally of working capital, payments of principal and interest on its outstanding indebtedness and capital expenditures. During 1996, the Company's working capital deficit decreased $1,409,000 from $274,171,000 at December 31, 1995 to $272,762,000 at
March 31, 1996. The Company's cash and cash equivalents balance increased $41,753,000 from $8,602,000 at December 31, 1995 to $50,355,000 at March 31,
1996. The 1996 working capital and cash and cash equivalents increases were primarily attributable to the effects of the sale of the Company's northeast Atlanta market on March 26, 1996 which resulted in proceeds of approximately $52,000,000. The working capital deficits at December 31, 1995 and March 31, 1996 represent the reclassification of all of the Company's notes payable and term obligations to a current liability. See-Cash Flow from Investing Activities.

          Cash Flow from Operating Activities. During 1995 and 1996, net cash provided by operating activities was $3,551 ,000 and $6,414,000, respectively. Cash flow from operating activities in 1995 increased by $2,863,000 primarily due to fluctuations in working capital, including an increase in accrued expenses, primarily accrued interest.

          Cash Flow from Investing Activities. During 1995 and 1996, the Company made expenditures of approximately $7,100,000 and $2,400,000, respectively, for property and equipment additions. The Company also sold certain collection operations, property and equipment for proceeds of $45,892,000 in 1996. There were no dispositions of property and equipment during 1995. The Company's unsecured bank credit agreement and Senior Notes agreements provide for limitations on aggregate capital expenditures and acquisitions, as well as capital expenditure limitations for specific development projects. The Company expects cash capital expenditures of approximately $20,000,000 (excluding capitalized interest costs) during 1996 for existing landfill expansion, new facility construction and equipment additions.

          Cash Flow from Financing Activities. The Company's unsecured bank credit agreement provides for borrowings up to $44,500,000. During March 1996, the Company repaid the outstanding principal balance of $3,132,000 and funded $1,100,000 of letters of credit under the credit agreement. At March 31, 1996, the Company utilized $43,427,000 of the facility for letters of credit, leaving $1,073,000 of available borrowing capacity under the facility. The Company is in default under the agreement, and the Company does not currently anticipate that additional borrowings will be available thereunder. As a result, the Company will be required to support additional closure, post-closure or other stand-by obligations with surety bonds to the extent available under its bonding program, or by cash collateralization. Subsequent to March 31, 1995, the Company was required to cash collateralize approximately $8,100,000 of such obligations. At March 31, 1996, the Company had provided various regulatory authorities with surety bonds of $57,171,000 for landfill closure and post closure obligations. The Company's current financial position limits its ability to obtain surety bonds or performance bonds without cash collateralization.

          During 1996, the Company made debt reductions, including principal repayments of $4,798,000 of its unsecured bank credit agreement and other notes payable and term obligations. On April 1, 1996, the Company made a $6,400,000 principal repayment on its 8.85% and 9.23% Senior Notes.

          The Company continues to actively pursue various alternatives to reduce its notes payable and term obligations, including strategic dispositions of certain assets with proceeds therefrom used to repay notes payable and term obligations. On March 26, 1996, the Company completed the sale of its northeast Atlanta market collection operations and a landfill to Republic Industries. These operations represented $5,046,000 or 20.1% and $464,000 or 5.3% of total collection services revenues and landfill operations revenues, respectively, during 1996. The gross proceeds of approximately $52,000,000, subject to certain holdbacks and contingencies, were used by the Company to (i) repay approximately $9,500,000 of principal and fund $1,100,000 of letters of credit under the unsecured bank credit agreement and Senior Notes agreements, (ii) cash collateralize approximately $6,800,000 of the Company's municipal and landfill bonding facilities, and (iii) fund closure and post-closure obligations of approximately $15,100,000 for certain of the Company's landfills. The balance of the proceeds will be utilized by the Company for working capital and operating expenses. Management is currently evaluating the sale of other assets, and is required to use any aggregate proceeds exceeding $3,000,000 in 1996 from such sales to pay-down its obligations under its unsecured bank credit agreement and Senior Notes agreements.

          At March 31, 1996, the Company was in default under its unsecured bank credit agreement, Senior Notes agreements and Senior Subordinated Notes agreement. Due to cross default provisions in the Company's other notes payable and term obligations, the Company has classified all of its outstanding indebtedness at March 31, 1996 as a current liability. The Company has failed to pay the February 15, 1996 installment of interest due on its Senior Subordinated Notes. Other defaults may exist under its other debt instruments. As a result, the holders of such debt instruments have the right to accelerate the maturity of their debt instruments or to take other remedies. No assurance can be given that the lenders will not accelerate the maturity under these debt instruments at any time. If such debt instruments were accelerated, the Company does not currently have sufficient cash or other resources to repay such debt.

          The Company's viability as a going concern is dependent upon the restructuring of its obligations and asset base, and ultimately, a return to profitability. During the first quarter of 1996, the Company continued to experience declining landfill pricing and volume, and faces the potential near term loss of a significant disposal contract in its Pennsylvania market. In light of these factors, the Company intends to undertake a comprehensive review of the carrying value of all of its assets and their related future obligations, the results of which could require the recognition of additional asset impairment charges.

          As more fully described in Note 5 to the Company's Consolidated Financial Statements, the Company has pled to certain criminal charges in connection with its Gary landfill and is the subject of an SEC inquiry. The Company recorded a net loss of $182,558,000 for the year ended December 31, 1995 and a net loss of $6,719,000 for the three month period ended March 31, 1996, had negative working capital of $272,762,000 at March 31, 1996 and was in default on certain debt agreements which are classified as current liabilities in the Company's balance sheet. If present trends continue and the Company is unable to obtain relief or otherwise cure the events of default, the Company may be required to seek protection under federal bankruptcy laws.

          Provided the debtholders do not accelerate payment of such debt, management believes that cash from operating activities, cash on hand and income tax refunds together with proceeds from the sale of its northeast Atlanta market operations will be sufficient to (i) meet its planned 1996 capital expenditures of $20,000,000, (ii) meet its 1996 operating cash requirements, (iii) meet its 1996 closure and post-closure obligations, and (iv) meet its 1996 interest payments (although the Company is not currently paying all such interest). The Company's debt maturity schedule for 1996 is $321,511,000 due to the aforementioned defaults. The Company does not have the capital resources to meet its 1996 required principal payments for its notes payable and term obligations.

                                     PART II

OTHER INFORMATION

Item 1.           Inapplicable

Item 2.           Inapplicable

Item 3.           Inapplicable

Item 4.           Inapplicable

Item 5.           None

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibit Index

                           Exhibit 11.  Computation of Earnings Per Share

                  (b)      Reports on Form 8-K

                           On February 2, 1996, the Company filed a Form 8-K under Item 5, "Other Events", regarding the sale of its northeast Atlanta market and the investigation into the Company's operation of the Gary landfill.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MID-AMERICAN WASTE SYSTEMS, INC.
                                       (Registrant)

Date:  May 15, 1996               By:     Gene A. Meredith
       ------------               --------------------------------------
                                          Gene A. Meredith
                                          Chairman of the Board, President,
                                          Treasurer and Chief Executive Officer


Date:  May 15, 1996               By:     Richard A. Widders, Jr.
       ------------               --------------------------------------
                                          Richard A. Widders, Jr.
                                          Vice President-Finance,
                                          Chief Financial and Accounting
                                          Officer and Secretary