Form 10-Q
period 1996-06-30
MID AMERICAN WASTE SYSTEMS INC
filed 1996-08-14
CIK 798671

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended:  JUNE 30, 1996

     [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ____________ to ____________


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

Yes __X__   No _____

The number of shares outstanding of each of the issuer's classes of common stock outstanding as of JUNE 30, 1996:

                           27,984,950 PAR VALUE $1.00

                MID-AMERICAN WASTE SYSTEMS, INC. AND SUBSIDIARIES
                                      INDEX


                                                                                                Page
                                                                                               Number
                                                                                               ------
PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Consolidated Balance Sheets at December 31, 1995 and
                   June 30, 1996 (unaudited)                                                        3

                   Consolidated Statements of Operations (unaudited) for the three
                   and six month periods ended June 30, 1995 and 1996                               4

                   Consolidated Statements of Cash Flows (unaudited) for the
                   six month periods ended June 30, 1995 and 1996                                   5

                   Notes to Consolidated Financial Statements (unaudited)                        6-11

         Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations (unaudited)                                        12-17

PART II. OTHER INFORMATION

         Other Information                                                                         18

         Signatures                                                                                19

         Item 5.   Other Information                                                               18

         Item 6.   Exhibits and Reports on Form 8-K

                   Exhibit 11-Computation of Earnings Per Share                                    20

                MID-AMERICAN WASTE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           DECEMBER 31,          JUNE 30,
                                                                              1995                 1996
                                                                              ----                 ----

ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                           $   8,602,000        $  26,357,000
     Accounts receivable, less allowances for doubtful
         accounts of $409,000 and $588,000                                  13,723,000           13,539,000
     Refundable income taxes                                                10,691,000           10,691,000
     Other receivables                                                       2,078,000            3,228,000
     Prepaid expenses and other current assets                               5,511,000            4,091,000
     Assets held for sale                                                   45,091,000
                                                                         -------------        -------------
              Total current assets                                          85,696,000           57,906,000
                                                                         -------------        -------------

PROPERTY AND EQUIPMENT, less accumulated depreciation
     and amortization of $78,582,000 and $84,221,000                       355,838,000          351,824,000
                                                                         -------------        -------------

EXCESS OF COST OVER NET ASSETS OF
     ACQUIRED BUSINESSES, net of amortization                               20,587,000           20,150,000
OTHER INTANGIBLE ASSETS, net of amortization                                15,012,000           13,906,000
OTHER ASSETS                                                                38,230,000           54,286,000
                                                                         -------------        -------------
                                                                            73,829,000           88,342,000
                                                                         -------------        -------------
                                                                         $ 515,363,000        $ 498,072,000
                                                                         =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                    $  12,710,000        $   8,270,000
     Current maturities of notes payable and term obligations              326,309,000          314,053,000
     Accrued interest, taxes and other expenses                             20,848,000           44,317,000
                                                                         -------------        -------------
              Total current liabilities                                    359,867,000          366,640,000
                                                                         -------------        -------------

DEFERRED INCOME TAXES                                                       14,274,000           14,274,000
                                                                         -------------        -------------
OTHER LIABILITIES                                                           31,539,000           31,737,000
                                                                         -------------        -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value, 2,000,000 shares authorized none issued
     Common stock, $1.00 par value, 50,000,000 shares authorized,
         28,038,800 issued in 1995 and 1996                                 28,039,000           28,039,000
     Additional paid-in capital                                            233,806,000          233,806,000
     Accumulated deficit                                                  (150,704,000)        (176,209,000)
                                                                         -------------        -------------
                                                                           111,141,000           85,636,000
     Deferred compensation                                                  (1,243,000)
     Treasury stock, 53,850 shares, at cost                                   (215,000)            (215,000)
                                                                         -------------        -------------
              Total stockholders' equity                                   109,683,000           85,421,000
                                                                         -------------        -------------
                                                                         $ 515,363,000        $ 498,072,000
                                                                         =============        =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                MID-AMERICAN WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                        ---------------------------             -------------------------
                                                         1995                1996                1995               1996
                                                         ----                ----                ----               ----


REVENUES:
  Collection services                                $ 28,053,000        $ 20,259,000        $ 55,622,000       $ 45,115,000
  Landfill operations                                  13,254,000          11,158,000          24,877,000         19,995,000
                                                     ------------        ------------        ------------       ------------
                                                       41,307,000          31,417,000          80,499,000         65,110,000
                                                     ------------        ------------        ------------       ------------
EXPENSES:
  Operating expenses                                   18,810,000          19,555,000          36,913,000         38,819,000
  Depreciation and amortization                         7,643,000           7,996,000          15,599,000         14,373,000
  Selling, general and administrative expenses          5,188,000           5,896,000          10,099,000         10,747,000
  Other (income) and expense                            3,049,000           7,579,000           2,810,000          8,837,000
  Interest expense                                      7,024,000           9,176,000          13,745,000         17,839,000
                                                     ------------        ------------        ------------       ------------
                                                       41,714,000          50,202,000          79,166,000         90,615,000
                                                     ------------        ------------        ------------       ------------
Income (loss) before income taxes                        (407,000)        (18,785,000)          1,333,000        (25,505,000)
INCOME TAXES PROVISION (BENEFIT)                         (171,000)                                550,000
                                                     ------------        ------------        ------------       ------------

NET INCOME (LOSS)                                    $   (236,000)       $(18,785,000)       $    783,000       $(25,505,000)
                                                     ============        ============        ============       ============

NET INCOME (LOSS) PER SHARE                          $       (.01)       $       (.67)       $        .03       $       (.91)
                                                     ============        ============        ============       ============
Common shares and common equivalent
shares utstanding                                      24,976,924          27,984,950          24,879,103         27,984,950
                                                     ============        ============        ============       ============




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                MID-AMERICAN WASTE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                           1995               1996
                                                                           ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                $    783,000        $(25,505,000)
                                                                      ------------        ------------
     Adjustments to reconcile net income (loss) from operations to net cash provided by operating activities:
         Depreciation and amortization                                  15,599,000          14,373,000
         Deferred income taxes                                           1,000,000
         Amortization of debt issuance and refinancing costs               723,000             754,000
         Losses on sales of property and equipment                       3,366,000
         Other                                                           1,030,000             890,000
         Write-off and amortization of deferred compensation                                 1,243,000
     Change in assets and liabilities, net of effects
         from acquisitions                                              (5,199,000)         10,760,000
                                                                      ------------        ------------
              Total adjustments                                         16,519,000          28,020,000
                                                                      ------------        ------------
         Cash provided by operating activities                          17,302,000           2,515,000
                                                                      ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                               (15,105,000)         (8,268,000)
     Proceeds on sales of property and equipment                         3,546,000          45,892,000
     Additions to financial responsibility escrow fund                                     (15,078,000)
     Proceeds from collection of notes receivable                                            4,950,000
     Other                                                               1,311,000
                                                                      ------------        ------------
         Cash provided by (used in) investing activities               (10,248,000)         27,496,000
                                                                      ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Additions to notes payable and term obligations                       700,000
     Payments of notes payable and term obligations                    (11,369,000)        (12,256,000)
     Debt issuance and refinancing costs                                  (585,000)
                                                                      ------------        ------------
         Cash used in financing activities                             (11,254,000)        (12,256,000)
                                                                      ------------        ------------
         Increase (decrease) in cash and cash equivalents               (4,200,000)         17,755,000
     Cash and cash equivalents, beginning of period                     12,206,000           8,602,000
                                                                      ------------        ------------
         Cash and cash equivalents, end of period                     $  8,006,000        $ 26,357,000
                                                                      ============        ============

      Supplemental schedule of non-cash investing and financing
     activities:
     Notes receivable received from disposition of business                               $  6,100,000
                                                                                          ============
     Notes payable issued for settlement of liabilities               $  1,600,000
                                                                      ============
     Common stock issued for settlement of liabilities                $    999,000
                                                                      ============
     As described in Note 3 to the consolidated financial
         statements, the Company acquired a certain business
         In this acquisition:
         Fair value of assets acquired                                $  2,594,000
                                                                      ============
         Liabilities assumed, net                                     $    234,000
                                                                      ============
         Common stock issued for acquisitions                         $  2,360,000
                                                                      ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                MID-AMERICAN WASTE SYSTEMS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

         In connection with the Company's restructuring, the Company's management is continuing the process of evaluating the carrying value of its landfills and related assets for impairment and the adequacy of its accruals related to closure and post-closure costs of the Company's operating and closed landfills; the result of which likely will require significant additional charges for asset impairment, asset write-downs and additional closure accruals. Provision for these charges has not been made in the accompanying financial statements because the evaluation process by the Company, outside engineering consultants, and the Company's recently appointed independent accountants (see item 5) have not been completed. However, preliminary indications are that such charges likely will be significant and may exceed $200 million. Management anticipates finalizing and recording such adjustments in the Third Quarter of 1996. The unaudited financial statements for the three month and six-month periods ended June 30, 1995 and 1996 do not reflect any such adjustments.

         However, during the Second Quarter of 1996 the Company recorded approximately $10,263,000 in additional charges as part of its restructuring process. The $10,263,000, consists of approximately $3.7 million attributable to an increased provision for health and liability insurance accruals, $1.7 million attributable to writing off missing or inoperable equipment, $2.3 million for the estimated loss in fulfillment of a waste hauling and disposal contract, $2.1 million for an unfavorable lease, and $.5 million for other accruals.

         The Company is in preliminary negotiations with various interested parties regarding the sale of all or a part of the Company's operations. Any such sale would likely result in minimal value to the existing shareholders of the Company. The accompanying financial statements do not include any adjustments relating to any potential sale.

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

Property and Equipment:
         Property and equipment at December 31, 1995 and June 30, 1996 consisted of the following:

                                                                  DECEMBER 31,            JUNE 30,
                                                                      1995                  1996
                                                                      ----                  ----

         Landfills                                                $ 149,930,000        $ 152,457,000
         Vehicles and equipment                                      92,739,000           86,952,000
         Buildings, facilities and improvements                      42,354,000           42,460,000
         Construction in progress - landfills                         2,530,000            1,908,000
         Future permitted landfill capacity not constructed         148,838,000          149,239,000
         Land                                                         3,029,000            3,029,000
                                                                  -------------        -------------
                                                                    434,420,000          436,045,000
         Less accumulated depreciation and amortization             (78,582,000)         (84,221,000)
                                                                  -------------        -------------
                                                                  $ 355,838,000        $ 351,824,000
                                                                  =============        =============

         Interest is capitalized on landfill permitting and preparation costs and other facility construction costs during the periods that these assets are undergoing activities necessary for their intended use. Interest costs of $4,809,000 and $450,000 were capitalized during the six month periods ended June 30, 1995 and 1996, respectively.

Reclassification:

         Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

2.  LIQUIDITY:

         The Company's viability as a going concern is dependent upon the restructuring of its obligations and asset base, and ultimately, a return to profitability. In addition, as more fully described in Note 5, the Company is a party to certain criminal charges and an SEC inquiry in connection with the Gary landfill. The Company recorded a net loss of $182,558,000 for the year ended December 31, 1995 and a net loss of $25,505,000 for the six month period ended June 30, 1996, had negative working capital of $308,734,000 at June 30, 1996 and was in default on certain debt agreements which are classified as current liabilities in the accompanying consolidated balance sheets. If present trends continue and the Company is unable to obtain relief or otherwise cure the events of default, the Company may be required to seek protection under federal bankruptcy laws.

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

         The Company's cash provided by operating activities was approximately $2,515,000 for the six month period ended June 30, 1996. However, the Company is not able to borrow additional amounts under its existing credit arrangements and does not believe that cash provided by operating activities in 1996 will be adequate to fund both the non-discretionary capital expenditure requirements necessary to maintain its present landfill operations as well as the scheduled debt service requirements of its notes payable and term obligations.

         Primarily as a result of the net losses experienced for the year ended December 31,1995 and the six month period ended June 30, 1996, the Company was not in compliance with certain financial covenants and is in default under its unsecured bank credit agreement, Senior Notes, Senior Subordinated Notes and certain other debt agreements at June 30, 1996. In addition, the Company did not make the scheduled payment of approximately $10,719,000 in interest due February 15, 1996 on the Senior Subordinated Notes and the Company does not intend to make the August 15, 1996 interest payment of $10,719,000 on the Senior Subordinated Notes. In connection with the sale of the operating assets of the Atlanta operations on March 26, 1996, the Company made approximately $9,500,000 in principal payments on the unsecured bank credit facility and Senior Notes and funded approximately $1,100,000 of letters of credit. Although the lenders consented to the Atlanta sale, and the use of the proceeds therefrom, the Company remains in default on all of these debt arrangements and the outstanding debt balances at December 31, 1995 and June 30, 1996 have been classified as current liabilities.

         The Company is continuing discussions with the lender groups in an effort to finalize a satisfactory restructuring of the unsecured bank credit agreement, the Senior Notes and the Senior Subordinated Notes. In addition, the Company continues to pursue both additional asset sales and alternative financing arrangements, including equity and other long term financing, which would retire all or a portion of the outstanding senior debt. The Company believes that, until the refinancing of the unsecured bank credit agreement and senior notes is finalized, existing cash balances and anticipated cash receipts should be adequate to cover operating cash disbursements and required capital expenditures. However, if the senior lenders were to accelerate maturity, the Company would not have sufficient funds to repay the $67,658,000 of Senior Notes nor the $175,000,000 of Senior Subordinated Notes outstanding at June 30, 1996.

3.       DIVESTITURES:

         On March 26, 1996 the Company completed the sale of its northeast Atlanta market collection operations and a landfill. These operations represented $12,118,000 and $5,046,000 of collection services revenues and $2,422,000 and $483,000 of landfill operations revenues during the six month periods ended June 30, 1995 and 1996, respectively. The gross proceeds of approximately $52,000,000, were used to repay approximately $9,500,000 of principal and fund $1,100,000 of letters of credit under the unsecured bank credit agreement and Senior Notes agreements, fund $21,900,000 of closure, post-closure and performance bonding obligations and the remainder will be used for working capital needs. The Company realized a loss on the disposition of the entire market of $10,760,000, which was provided at December 31, 1995, including costs related to the closure of a smaller Georgia landfill not included in the sale transaction. In addition, the Company completed the acquisition of one collection operation and the sales of certain collection operations, landfills and landfill development projects between June 30, 1995 and December 31, 1995.

         The following table summarizes the unaudited consolidated pro forma results of operations, assuming the 1995 acquisition and sales of collection operations and landfills had occurred at the beginning of 1995:

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                           1995                      1996
                                                                           ----                      ----
                                                                      (in thousands, except (loss) per share)

         Revenues                                                        $ 65,805                  $ 59,581
         Net  (loss)                                                     $(14,433)                 $(26,348)
         Net  (loss) per share                                            $ ( .57)                  $ ( .94)
         Common and common equivalent shares outstanding                   25,351                    27,985

4.       NOTES PAYABLE AND TERM OBLIGATIONS:

         Notes payable and term obligations at December 31, 1995 and June 30, 1996 consisted of the following:

                                                                                DECEMBER 31,       JUNE 30,
                                                                                   1995              1996
                                                                                   ----              ----

         Borrowings under unsecured bank
              credit agreement                                                 $  3,132,000
         8.85% Senior Notes                                                      30,777,000       $ 28,118,000
         9.23% Senior Notes                                                      43,281,000         39,540,000
         9.75% First Mortgage Revenue Bonds                                      13,318,000         12,999,000
         4.375% Guaranteed Variable Rate
              Revenue Bonds                                                      24,400,000         24,400,000
         7.75% Development Revenue Bonds                                         11,665,000         11,390,000
         7% Guaranteed Industrial Development
              Revenue Bonds                                                      14,000,000         14,000,000
         Notes payable, at an average rate of 7.9% due in
              monthly and quarterly installments through 2005                    10,736,000          8,606,000
         12.25% Senior Subordinated Notes                                       175,000,000        175,000,000
                                                                               ------------        -----------
                                                                                326,309,000        314,053,000
         Less current maturities                                                326,309,000        314,053,000
                                                                               ------------        -----------

                                                                               $        -0-       $        -0-
                                                                               ============       ============

         At December 31, 1995 and June 30, 1996, the Company was in default under its unsecured bank credit agreement, Senior Notes Agreement and Senior Subordinated Notes Agreement. Due to cross default provisions in the Company's other notes payable and term obligations, the Company has classified all of its outstanding indebtedness of $314,053,000 as a current liability at December 31, 1995 and June 30, 1996.

         Stated maturities of notes payable and term obligations, had the Company not been in default, would have been as follows:

              YEAR ENDING DECEMBER 31,
                          1996..............................      $  10,754,000
                          1997..............................         21,882,000
                          1998..............................         18,425,000
                          1999..............................         14,789,000
                          2000..............................         12,129,000
                          Thereafter........................        236,074,000

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

         The Company is usually required to post a performance bond or bank letter of credit at the time of execution of a municipal residential collection contract and at June 30, 1996 the Company had posted approximately $28,008,000 of performance bonds for these contracts. In addition, the Company has been required to post letters of credit or surety bonds to secure its obligations to close its landfills in accordance with environmental regulations. At June 30, 1996, the Company had provided letters of credit totaling $7,797,000 and surety bonds totaling $55,950,000 to secure the Company's landfill closure and post-closure obligations. In addition, the Company has provided letters of credit totaling $11,509,000 as security to the Company's insurance carrier and bonding company.

         The Company maintains self-insurance retention limits for its insurance coverage. Accrued self-insurance costs at December 31, 1995 and June 30, 1996 were $3,182,000 and $6,445,000 respectively.

         In 1991, the Company purchased its Cuyahoga Regional Sanitary Landfill in Cleveland, Ohio and certain collection operations pursuant to an Asset Purchase Agreement. Under the terms of the Asset Purchase Agreement, the Company is required to contribute fifty percent (50%) of any settlement judgment or damage award in excess of $5,500,000 resulting from certain litigation instituted by Browning-Ferris of Ohio, Inc. ("BFI") against the sellers of such assets. In October 1995, a judgment was rendered in favor of BFI in such litigation. In February 1996, the Company made a cash payment of $1,060,000 in settlement of the litigation. In addition, the Company is required, pursuant to the Asset Purchase Agreement, to provide payments to the sellers for additional permitted airspace at the landfill. In 1995, the Company was granted a permit for 753,000 additional cubic yards of airspace and therefore, the Company is required to pay approximately $2,300,000 to the sellers which amount has been accrued in the balance sheets at December 31, 1995 and June 30, 1996 .

         In August 1990, the Company entered into an agreement with Muht-Hei, Inc., a corporation formed by the Campo Band of Mission Indians, to design, obtain a permit for, construct and operate a new 400-acre landfill located on the Indians' reservation approximately 50 miles east of San Diego, California (the "Campo Project"). In 1995, the Company determined that the Campo Project was no longer economically feasible to continue. On July 28, 1996, the Company finalized a settlement with Muht-Hei, Inc. that calls for payment totaling $1,150,000, of which $555,000 has been paid through June 30, 1996 and of which $595,000 will be paid over the next seven months. The entire amount was accrued in the balance sheet at December 31, 1995. In addition, the Company will receive a royalty of $.50 per ton for the life of the site, based on certain performance criteria and is to be paid if the landfill is constructed.

         In connection with the Company's expansion of the Pine Grove Landfill, the Company was sued, in June 1996, by the Coshocton-Fairfield-Licking-Perry Solid Waste Management District (the "Four Counties") to enjoin the completion of such expansion on the grounds that the consent of the Four Counties, which has not been obtained, is necessary to the completion of the expansion. The Company is contesting the request for an injunction on the ground that such consent is not required. The matter is scheduled for trial in August 1996. The Company's inability to complete the expansion of the Pine Grove Landfill on a timely basis could have a significant adverse affect on the Company.

         In August 1994, the Company and a subsidiary filed suit in Lake Superior Court for Lake County, Indiana against the City of Gary, Indiana, its Mayor and each of its members of City Council for breach of contract, unjust enrichment and tortious and intentional interference with contracts arising out of Gary's failure to abide by the terms of its contract with the Company. Subsequently, the City of Gary notified the Company that it was terminating its contract with the Company. In September 1994, the Company filed a lawsuit against the City of Gary in the United States District Court for the Northern District of Indiana, Hammond Division, wherein the Company sought an injunction against the City, prohibiting it from unlawfully using its offices to implement its interpretation of the contractual agreement between the parties. The Federal District Court granted a temporary restraining order in favor of the Company. The Federal District Court later denied a preliminary injunction and dismissed the Federal case on the basis that the Court did not have jurisdiction. The Company appealed the decision to the 7th Circuit Court of Appeals which decided the case on February 22, 1995. The Court of Appeals' decision affirmed the lower court's dismissal of the suit on the grounds that there was not a violation of the Company's due process and that the contractual right did not constitute a "property right" which would have created a federal right to specific performance of the contract. The Court of Appeals remanded the proceedings to Federal District Court for findings with respect to fines due the Company from the City related to the City's failure to comply with an injunction imposed by the Federal District Court. The Court of Appeals also sent a copy of its opinion to the United States Attorney for the District of Indiana so that the executive branch may consider whether to initiate a criminal prosecution against the City for contempt of the District Court's order and also for perjury. Upon remand of the civil contempt fines issued to the Federal District Court, the District Court awarded the Company $110,250 in civil fines and $11,589 in attorney fees. The Seventh Circuit Court of Appeals on March 7, 1996 upheld this award. On July 10, 1996, the Company settled all claims against the City of Gary, Indiana, the Mayor of Gary, Indiana, and the members of the City Council. Pursuant to the settlement, the Company retained $2,000,000 in payments and agreed to take no action to collect the award of civil fines and attorney fees. In addition, the City of Gary, Indiana, the Mayor of Gary, Indiana, and the members of the City Council agreed to drop all claims against the Company.

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

         The Company entered into plea negotiations with the U.S. Attorney for the Northern District of Indiana. On April 12, 1996, the grand jury returned indictments against Mr. White and a former vice president of the Company. The former officers have been charged with bribery and other violations in connection with the Company's operations in Gary, Indiana. Mr. White resigned as an officer and director of the Company on April 12, 1996. On April 29, 1996, the Company pled guilty to a criminal misdemeanor charge involving campaign contributions, and its subsidiary that ran the Gary Landfill pled nolo contendere to a charge under Title 18 U.S.C., Section 666(a)(2) involving payments to an agent of the City of Gary. The Company believes that it has accrued an adequate amount for penalties that will be assessed.

         SEC Inquiry. The Company has been contacted by the Securities and Exchange Commission regarding a matter under inquiry related to the Gary investigation discussed above and has provided documentation to the SEC related to the Gary Landfill operations and political contributions.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)






The following table presents, for the periods indicated, the percentage relationship which the various items bear to total revenues and the percentage increase (decrease) in the dollar amounts of such items:



                                                 Percentage Relationship             Period-to-Period
                                                    To Total Revenues                     Change
                                                    -----------------                     ------
                                                    Six Months Ended                 Six Months Ended
                                                        June 30,                         June 30,
                                                        --------                         --------
                                                 1995               1996              1996 vs. 1995
                                                 ----               ----              -------------

Revenue:
     Collection services                          69.1%              69.3%               (18.8)%
     Landfill operations                          30.9               30.7                (19.6)
                                                ------             ------             --------
         Total revenues                          100.0              100.0                (19.1)
                                                ------             ------             --------

Expenses:
     Operating expenses                           45.9               59.6                  5.2
     Depreciation and amortization                19.4               22.0                 (7.9)
     Selling, general and
         administrative expenses                  12.5               16.5                  6.4
     Other (income) and expense                    3.4               13.6                214.5
     Interest expense                             17.1               27.4                 29.8
                                                ------             ------             --------
         Total expenses                           98.3              139.1                 14.5
                                                ------             ------             --------

Income (loss) before income taxes                  1.7              (39.1)            (2,013.3)
Income taxes                                       0.7                0.0                100.0
                                                ------             ------             --------
Net income (loss)                                  1.0%             (39.1)%           (3,357.3)%
                                                ======             ======             ========

RESULTS OF OPERATIONS

1996 COMPARED TO 1995

         Revenues. Total revenues decreased 19.1% from $80,499,000 in 1995 to $65,110,000 in 1996. This decrease was primarily the result of the divestiture of certain collection and landfill operations and overall reductions in the amount of third party waste disposed of at Company-owned landfills.

         The 1996 net changes in components of collection services revenues are as follows:


         1995 Collection services revenues  ............................         $55,622,000
                                                                                 -----------
         Net changes in components of revenue:
              Divestitures .............................................          (7,925,000)
              Acquisitions..............................................             700,000
              Volume....................................................          (3,461,000)
              Price.....................................................             179,000
                                                                                 -----------
                  Net decrease..........................................         (10,507,000)
                                                                                 -----------
         1996 Collection services revenues   ...........................        $ 45,115,000
                                                                                 -----------

         Collection services revenues decreased 18.9% from $55,622,000 in 1995 to $45,115,000 in 1996. Divestitures of collection operations subsequent to June 30, 1995 reduced 1996 revenues by $7,925,000. During 1995, the Company completed the acquisition of an integrated collection business located in the Clarksburg, West Virginia market. This acquisition represented incremental collection services revenue of $700,000 from 1995 to 1996. Price increases subsequent to June 30, 1995 increased collection services revenue by $179,000. Competitive pressures continued to be a significant factor, and the Company experienced volume decreases of $3,461,000. This decrease was a result of overall volume decreases in its northeast Atlanta market, which was sold on March 26, 1996, a drop in industrial volumes, primarily in its Cleveland market, and the loss of several residential municipal contracts, primarily in the Parkersburg, West Virginia market.


         The 1996 net changes in components of landfill operations revenues are as follows:

         1995 Landfill operations revenues   ...........................      $ 24,877,000
                                                                              ------------
         Net changes in components of revenue:
              Divestiture/Closure.......................................         (1,951,000)
              Volume....................................................         (2,970,000)
              Price.....................................................             39,000
                                                                              ------------
                  Net decrease..........................................         (4,882,000)
                                                                              ------------
         1996 Landfill operations revenues   ...........................      $  19,995,000
                                                                              ------------

         Landfill operations revenues decreased 19.6% from $24,877,000 in 1995 to $19,995,000 in 1996. Landfill operations revenues were adversely affected by overall volume decreases of third-party waste deposited in Company-owned and operated landfills. The volumes of third-party waste deposited in Company-owned and operated landfills decreased 192,000 tons from 1,450,000 tons in 1995 to 1,258,000 in 1996. The Company expects the trend of decreasing landfill volumes to continue due to the anticipated 1996 closure of the Company's Cuyahoga Regional Sanitary Landfill and the loss of a large landfill contract at the Company's RCC landfill. The average tipping fee charged per ton at the Company's landfills which are currently in operation increased to $15.51 in 1996 from $15.49 in 1995.

         Operating Expenses. Operating expenses increased 5.2% from $36,913,000 in 1995 to $38,819,000 in 1996 and represented 45.9% of total revenues in 1995 compared to 59.6% of total revenues in 1996. These dollar and percentage increases are primarily due to increased repair and maintenance expense during the first half of 1996 to properly maintain the Company's fleet of collection vehicles.

         Depreciation and Amortization. Depreciation and amortization decreased $1,226,000 or 7.9% from $15,599,000 in 1995 to $14,373,000 in 1996. These expenses represented 19.4% and 22.0% of total revenues in 1995 and 1996, respectively. Depreciation and amortization decreased due to decreased landfill amortization of $1,677,000, from $5,827,000 in 1995 to $4,150,000 in 1996. This decrease of landfill amortization is due to decreased volumes of third-party waste deposited in Company-owned and operated landfills of 192,000 tons from 1995 to 1996. Landfills and landfill acquisition costs are depleted on the unit-of-production method, which is calculated on the basis of the relationship between the amount of permitted airspace in the landfills and the amount of that airspace filled during a particular period. Thus, depreciation and amortization attributable to landfills will vary with changes in the volume of waste deposited in and the permitted life of the landfills.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 6.4%, increasing $648,000 from $10,099,000 in 1995 to $10,747,000 in 1996. These expenses represented 12.5% and 16.5% of total revenues in 1995 and 1996, respectively. The increase in 1996 is primarily attributable to an increase in professional fees incurred relative to the Gary, Indiana investigation, as well as the possible sale or a restructuring of the Company. The Company anticipates that these costs will continue through the remainder of the year.

         Other Expenses. Other expenses increased $6,027,000 from $2,810,000 in 1995 to $8,837,000 in 1996, and represented 3.4% and 13.6% of total revenues in 1995 and 1996, respectively. Other expenses for 1996 include a charge of $1,209,000 for the write-off of the unamortized balance of deferred compensation for restricted stock issued in 1993 to Christopher L. White and Dennis P. Wilburn, former executive officers of the Company who resigned during March 1996 and April 1996, respectively; severance costs of $275,000, including employee termination and benefit costs, were recorded by the Company during 1996 for certain employees of the Company. In addition, $2,299,000 was provided for an unfavorable hauling and disposal contract in Cleveland, Ohio; $2,100,000 for an unfavorable lease and $3,602,000 to fully accrue for the Company's self insurance program. Interest income of approximately $1,000,000 was recorded during the period.

         Interest Expense. Interest expense increased 29.8% from $13,745,000 in 1995 to $17,839,000 in 1996. Interest expense represented 17.1% and 27.4% of total revenues in 1995 and 1996, respectively. These dollar and percentage increases resulted from a decrease of capitalized interest of $4,359,000, from $4,809,000 in 1995 to $450,000 in 1996 as the Company suspended the capitalization of interest on certain projects not undergoing development activities necessary for their intended use. The Company expects this trend of lower interest capitalization to continue.

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

         For the reasons discussed above, the Company had a net loss of $25,505,000 in 1996 compared to net income of $783,000 in 1995.

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

          The Company is responsible for closure and post-closure monitoring and maintenance costs at its twelve operating landfills and ten closed landfills. Estimated aggregate closure and post-closure costs are to be fully accrued for the landfill sites at the time the landfills cease to accept waste and are closed. At June 30, 1996, the Company is reviewing the closure and post-closure costs (See Footnote 1). At June 30, 1996, the Company had accrued $20,955,000 for closure and $5,101,000 for post-closure.

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

LIQUIDITY AND CAPITAL RESOURCES

          The Company's cash requirements consist principally of working capital, payments of principal and interest on its outstanding indebtedness and capital expenditures. During 1996, the Company's working capital deficit increased $34,563,000 from $274,171,000 at December 31, 1995 to $308,734,000 at
June 30, 1996. The Company's cash and cash equivalents balance increased $17,755,000 from $8,602,000 at December 31, 1995 to $26,357,000 at June 30,
1996. The 1996 cash and cash equivalents increases was primarily attributable to the effects of the sale of the Company's northeast Atlanta market on March 26, 1996 which resulted in proceeds of approximately $52,000,000. The working capital deficits at December 31, 1995 and June 30, 1996 represent the reclassification of all of the Company's notes payable and term obligations to a current liability. See-Cash Flow from Investing Activities.

         Cash Flow from Operating Activities. During 1995 and 1996, net cash provided by operating activities was $17,302,000 and $2,515,000, respectively.

          Cash Flow from Investing Activities. During 1995 and 1996, the Company made expenditures of approximately $15,105,000 and $8,268,000, respectively, for property and equipment additions. The Company also sold certain collection operations, property and equipment for proceeds of $48,819,000 in 1996. There were no dispositions of property and equipment during 1995. The Company's unsecured bank credit agreement and Senior Notes agreements provide for limitations on aggregate capital expenditures and acquisitions, as well as capital expenditure limitations for specific development projects. The Company expects cash capital expenditures of approximately $20,000,000 (excluding capitalized interest costs) during 1996 for existing landfill expansion, new facility construction and equipment additions.

          Cash Flow from Financing Activities. The Company's unsecured bank credit agreement provides for borrowings up to $44,500,000. During March 1996, the Company repaid the outstanding principal balance of $3,132,000 and funded $1,100,000 of letters of credit under the credit agreement. At June 30, 1996, the Company utilized $44,300,000 of the facility for letters of credit, leaving $200,000 of available borrowing capacity under the facility. The Company is in default under the agreement, and the Company does not currently anticipate that additional borrowings will be available thereunder. As a result, the Company will be required to support additional closure, post-closure or other stand-by obligations with surety bonds to the extent available under its bonding program, or by cash collateralization. Subsequent to June 30, 1995, the Company was required to cash collateralize approximately $11,500,000 of such obligations. At June 30, 1996, the Company had provided various regulatory authorities with surety bonds of $55,950,000 for landfill closure and post closure obligations. The Company's current financial position limits its ability to obtain surety bonds or performance bonds without cash collateralization.

          During 1996, the Company made debt reductions, including principal repayments of $5,856,000 of its unsecured bank credit agreement and other notes payable and term obligations and on April 1, 1996, the Company made a $6,400,000 principal repayment on its 8.85% and 9.23% Senior Notes.

          The Company continues to actively pursue various alternatives to reduce its notes payable and term obligations, including strategic dispositions of certain assets with proceeds therefrom used to repay notes payable and term obligations. On March 26, 1996, the Company completed the sale of its northeast Atlanta market collection operations and a landfill to Republic Industries. These operations represented $5,046,000 or 11.2% and $483,000 or 2.4% of total collection services revenues and landfill operations revenues, respectively, during 1996. The gross proceeds of approximately $52,000,000, subject to certain holdbacks and contingencies, were used by the Company to (i) repay approximately $9,500,000 of principal and fund $1,100,000 of letters of credit under the unsecured bank credit agreement and Senior Notes agreements, (ii) cash collateralize approximately $6,800,000 of the Company's municipal and landfill bonding facilities, and (iii) fund closure and post-closure obligations of approximately $15,100,000 for certain of the Company's landfills. The balance of the proceeds will be utilized by the Company for working capital and operating expenses.

          At June 30, 1996, the Company was in default under its unsecured bank credit agreement, Senior Notes agreements and Senior Subordinated Notes agreement. Due to cross default provisions in the Company's other notes payable and term obligations, the Company has classified all of its outstanding indebtedness at June 30, 1996 as a current liability. The Company has failed to pay the February 15, 1996 installment (and will not pay the August 15, 1996 installment) of interest due on its Senior Subordinated Notes. Other defaults may exist under its other debt instruments. As a result, the holders of such debt instruments have the right to accelerate the maturity of their debt instruments or to take other remedies. No assurance can be given that the lenders will not accelerate the maturity under these debt instruments at any time. If such debt instruments were accelerated, the Company does not currently have sufficient cash or other resources to repay such debt.

          The Company's viability as a going concern is dependent upon the restructuring of its obligations and asset base, and ultimately, a return to profitability. During the second quarter of 1996, the Company continued to experience declining landfill pricing and volume, and has lost a significant disposal contract in its Pennsylvania market. In light of these factors, the Company intends to undertake a comprehensive review of the carrying value of all of its assets and their related future obligations, the results of which could require the recognition of additional asset impairment charges.

          As more fully described in Note 5 to the Company's Consolidated Financial Statements, the Company has pled to certain criminal charges in connection with its Gary landfill and is the subject of an SEC inquiry. The Company recorded a net loss of $182,558,000 for the year ended December 31, 1995 and a net loss of $25,505,000 for the six month period ended June 30, 1996, had negative working capital of $308,734,000 at June 30, 1996 and was in default on certain debt agreements which are classified as current liabilities in the Company's balance sheet. If present trends continue and the Company is unable to obtain relief or otherwise cure the events of default, the Company may be required to seek protection under federal bankruptcy laws.

          Provided the debtholders do not accelerate payment of such debt, management believes that cash from operating activities, cash on hand and income tax refunds together with proceeds from the sale of its northeast Atlanta market operations will be sufficient to (i) meet its planned 1996 capital expenditures of $20,000,000, (ii) meet its 1996 operating cash requirements, (iii) meet its 1996 closure and post-closure obligations, and (iv) meet its 1996 interest payments (although the Company is not currently paying all such interest). The Company's debt maturity schedule for 1996 is $314,053,000 due to the aforementioned defaults. The Company does not have the capital resources to meet its 1996 required principal payments for its notes payable and term obligations.

                                     PART II



OTHER INFORMATION


Item 1.    Legal Proceedings

           The information presented in Note 5 of Notes to Consolidated Financial Statements (Part I, Item 1) is incorporated by reference in response to this Item.

Item 2.    Changes in Securities -     Inapplicable

Item 3.    Defaults Upon Senior Securities -    Inapplicable

Item 4.    Submission of Matters to a Vote of Security Holders - Inapplicable

Item 5.    Other Information

           (A) Changes in Registrant's Certifying Accountants

           On August 5, 1996 the Company engaged Deloitte & Touche LLP as its independent accountants. During the Company's two years ended December 31, 1995 and the interim period from January 1, 1996 to August 4, 1996 the Company did not consult with Deloitte & Touche LLP regarding the application of accounting principles, type of audit opinion or any other reportable event.

           (B) Resignation of Chief Financial Officer

           On July 1, 1996, Richard A. Widders, Jr. Resigned as the secretary and the chief financial and accounting officer of the Company.

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibit Index
                 Exhibit 11.  Computation of Earnings Per Share
                 Exhibit 27. Financial Data Schedule (contained in EDGAR filing only)

           (b)   Reports on Form 8-K

                 On May 23, 1996, the Company filed a Form 8-K under
                 Item 4, "Changes in Registrant's Certifying
                 Accountant".

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MID-AMERICAN WASTE SYSTEMS, INC.
                                       (Registrant)

Date:  August 14, 1996                 By:   Gene A. Meredith
       ---------------                 ----------------------
                                             Gene A. Meredith
                                             Chairman of the Board, President,
                                             and Chief Executive Officer

Date:  August 14, 1996                 By:
       ---------------                 ----------------------