Form 10-Q
period 1996-09-30
MID AMERICAN WASTE SYSTEMS INC
filed 1996-11-14
CIK 798671

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended:  September 30, 1996

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from ______ to ______


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

                                 (614) 833-9155


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such file requirements for the past 90 days.

Yes __X__   No _____

The number of shares outstanding of each of the issuer's classes of common stock outstanding as of SEPTEMBER 30, 1996:

                           27,984,950 PAR VALUE $1.00

               MID-AMERICAN WASTE SYSTEMS, INC. AND SUBSIDIARIES
                                     INDEX

                                                                                                    Page
                                                                                                   Number
                                                                                                   ------
PART I.  FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Consolidated Balance Sheets at December 31, 1995 and
                      September 30, 1996 (unaudited)                                                   3

                      Consolidated Statements of Operations (unaudited) for the three
                      and nine month periods ended September 30, 1995 and 1996                         4

                      Consolidated Statements of Cash Flows (unaudited) for the
                      nine month periods ended September 30, 1995 and 1996                             5

                      Notes to Consolidated Financial Statements (unaudited)                        6-11

         Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (unaudited)                                        12-17

PART II. OTHER INFORMATION

         Other Information                                                                            18

         Signatures                                                                                   19

         Item 5.      Other Information                                                               18

         Item 6.      Exhibits and Reports on Form 8-K

                      Exhibit 11-Computation of Earnings Per Share                                    20

               MID-AMERICAN WASTE SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                             DECEMBER 31,          SEPTEMBER 30,
                                                                                 1995                  1996
                                                                                 ----                  ----
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                              $   8,602,000            $  26,614,000
     Accounts receivable, less allowances for doubtful
         accounts of $409,000 and $2,028,000                                   13,723,000               12,064,000
     Refundable income taxes                                                   10,691,000                  323,000
     Other receivables                                                          2,078,000                1,702,000
     Prepaid expenses and other current assets                                  5,511,000                3,754,000
     Assets held for sale                                                      45,091,000                       -0-
                                                                            -------------            -------------
              Total current assets                                             85,696,000               44,457,000
                                                                            -------------            -------------
PROPERTY AND EQUIPMENT, less accumulated depreciation,
     amortization and asset impairment charges
 of $121,085,000 and $316,650,000                                             355,838,000              164,364,000
                                                                            -------------            -------------
EXCESS OF COST OVER NET ASSETS OF
     ACQUIRED BUSINESSES, net of amortization                                  20,587,000               19,927,000
OTHER INTANGIBLE ASSETS, net of amortization                                   15,012,000               13,384,000
OTHER ASSETS                                                                   38,230,000               54,734,000
                                                                            -------------            -------------
                                                                               73,829,000               88,045,000
                                                                            -------------            -------------
                                                                            $ 515,363,000            $ 296,866,000
                                                                            =============            =============

LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)
CURRENT LIABILITIES:
     Accounts payable                                                       $  12,710,000            $   6,941,000
     Current maturities of notes payable and term obligations                 326,309,000              312,870,000
     Accrued interest, taxes and other expenses                                20,848,000               48,390,000
                                                                            -------------            -------------
              Total current liabilities                                       359,867,000              368,201,000
                                                                            -------------            -------------
DEFERRED INCOME TAXES                                                          14,274,000               14,274,000
                                                                            -------------            -------------
OTHER LIABILITIES                                                              31,539,000               99,026,000
                                                                            -------------            -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (Deficit):
     Preferred stock, $1.00 par value, 2,000,000 shares authorized none issued
     Common stock, $1.00 par value, 50,000,000 shares authorized,
         28,038,800 issued in 1995 and 1996                                    28,039,000               28,039,000
     Additional paid-in capital                                               233,806,000              233,806,000
     Accumulated deficit                                                     (150,704,000)            (446,265,000)
                                                                            -------------            -------------
                                                                              111,141,000             (184,420,000)
     Deferred compensation                                                     (1,243,000)                      -0-
     Treasury stock, 53,850 shares, at cost                                      (215,000)                (215,000)
                                                                            -------------            -------------
              Total stockholders' equity (Deficit):                           109,683,000             (184,635,000)
                                                                            -------------            -------------
                                                                            $ 515,363,000            $ 296,866,000
                                                                            =============            =============

   The accompanying notes are an integral part of the consolidated financial statements.

               MID-AMERICAN WASTE SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                SEPTEMBER  30,                           SEPTEMBER 30,
                                                                --------------                           -------------
                                                          1995                  1996               1995                 1996
                                                          ----                  ----               ----                 ----
REVENUES:
  Collection services                                $ 26,710,000         $  19,274,000       $ 82,332,000        $  64,389,000
  Landfill operations                                  13,295,000            10,269,000         38,172,000           30,264,000
                                                     ------------         -------------       ------------        -------------
                                                       40,005,000            29,543,000        120,504,000           94,653,000
                                                     ------------         -------------       ------------        -------------
EXPENSES:
  Operating expenses                                   18,057,000            21,135,000         54,970,000           59,954,000
  Depreciation and amortization                         7,736,000             5,497,000         23,335,000           19,870,000
  Selling, general and administrative expenses          5,064,000             7,104,000         15,163,000           17,851,000
  Other expense                                        16,619,000           255,391,000         19,429,000          264,228,000
  Interest expense                                      7,472,000             9,552,000         21,217,000           27,391,000
                                                     ------------         -------------       ------------        -------------
                                                       54,948,000           298,679,000        134,114,000          389,294,000
                                                     ------------         -------------       ------------        -------------
Loss before income taxes                              (14,943,000)         (269,136,000)       (13,610,000)        (294,641,000)
INCOME TAXES PROVISION (BENEFIT)                       (6,276,000)              921,000         (5,726,000)             921,000
                                                     ------------         -------------       ------------        -------------

NET LOSS                                             $ (8,667,000)        $(270,057,000)      $ (7,884,000)       $(295,562,000)
                                                     ============         =============       ============        =============
NET LOSS PER SHARE                                   $       (.32)        $       (9.65)      $       (.31)       $      (10.56)
                                                     ============         =============       ============        =============
Common shares and common equivalent shares
outstanding                                            27,168,120            27,984,950         25,525,892           27,984,950
                                                     ============         =============       ============        =============


   The accompanying notes are an integral part of the consolidated financial statements.

               MID-AMERICAN WASTE SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                                              1995                      1996
                                                                                              ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                                           $  (7,884,000)             $(295,562,000)
                                                                                        -------------              -------------
     Adjustments to reconcile net loss from operations
         to net cash provided by operating activities:
         Depreciation and amortization                                                     24,400,000                 19,870,000
         Deferred income taxes                                                             (3,752,000)                        -0-
         Amortization of debt issuance and refinancing costs                                1,194,000                  1,131,000
         Write down or impairment of projects, property and equipment                      12,506,000                185,998,000
         Provision for Closure, Post-Closure                                                1,508,000                 71,134,000
         Losses on sales of property and equipment                                          7,782,000                         -0-
         Write-off and amortization of deferred compensation                                       -0-                 1,243,000
         Other                                                                                545,000
     Change in assets and liabilities, net of effects
         from acquisitions                                                                (16,431,000)                24,127,000
                                                                                        -------------              -------------
              Total adjustments                                                            27,752,000                303,503,000
                                                                                        -------------              -------------
         Cash provided by operating activities                                             19,868,000                  7,941,000
                                                                                        -------------              -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                                  (21,722,000)               (12,163,000)
     Proceeds on sales of property and equipment                                            6,900,000                 46,004,000
     Additions to financial responsibility escrow fund                                                               (15,290,000)
     Proceeds from collection of notes receivable                                                                      4,950,000
     Other                                                                                    316,000
                                                                                        -------------              -------------
         Cash provided by (used in) investing activities                                  (14,506,000)                23,501,000
                                                                                        -------------              -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Additions to notes payable and term obligations                                          700,000                         -0-
     Payments of notes payable and term obligations                                       (13,104,000)               (13,430,000)
     Debt issuance and refinancing costs                                                     (600,000)                        -0-
     Proceeds from issuance of common stock                                                10,307,000                         -0-
                                                                                        -------------              -------------
         Cash used in financing activities                                                 (2,697,000)               (13,430,000)
                                                                                        -------------              -------------
         Increase (decrease) in cash and cash equivalents                                   2,665,000                 18,012,000
     Cash and cash equivalents, beginning of period                                        12,206,000                  8,602,000
                                                                                        -------------              -------------
         Cash and cash equivalents, end of period                                       $  14,871,000              $  26,614,000
                                                                                        =============              =============
     Supplemental schedule of non-cash investing and financing
          activities:
     Notes receivable received from disposition of business                                                           $6,100,000
                                                                                                                      ==========
     Notes payable issued for settlement of liabilities                                 $   1,600,000
                                                                                        =============
     Common stock issued for settlement of liabilities                                  $     999,000
                                                                                        =============
     As described in Note 3 to the consolidated financial
         statements, the Company acquired a certain business.
         In this acquisition:
         Fair value of assets acquired                                                  $   2,594,000
                                                                                        =============
         Liabilities assumed, net                                                       $     234,000
                                                                                        =============
         Common stock issued for acquisitions                                           $   2,360,000
                                                                                        =============

   The accompanying notes are an integral part of the consolidated financial statements.

               MID-AMERICAN WASTE SYSTEMS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

     In connection with the Company's restructuring, the Company's management evaluated the carrying value of its operating assets (primarily Landfill and Transfer Stations) for impairment and the adequacy of its accruals related to closure and post-closure costs of the Company's operating and closed landfills. Accordingly, in the quarter ended September 30, 1996 the Company recorded total charges of approximately $256 million, of which $186 millions was for asset impairments and $70 million for additional closure and post-closure costs.

     The provision for asset impairments was based on management's evaluation of estimated future revenues and expenses related to its operating assets compared to the Company's recorded net book value for such assets. The provision for closure and post-closure landfill costs was determined by management with the assistance of an outside engineering consulting firm. A portion of the third quarter 1996 charges may relate to prior historical periods, however, management is unable to determine the amounts, if any, and periods to which such adjustments may relate.

     The Company continues negotiations regarding the sale of all or a part of the Company's operations. Any such sale would likely result in minimal, if any, value to the existing shareholders of the Company. The accompanying financial statements do not include any adjustments relating to any potential sale.

     The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosure normally required by generally accepted accounting principles. Reference should be made to the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies.

Property and Equipment:

     Property and equipment at December 31, 1995 and September 30, 1996 consisted of the following:

                                                                                 DECEMBER 31,                 SEPTEMBER 30,
                                                                                     1995                          1996
                                                                                     ----                          ----
         Landfills                                                              $ 192,433,000                 $ 195,333,000
         Vehicles and equipment                                                    92,739,000                    87,135,000
         Buildings, facilities and improvements                                    42,354,000                    42,402,000
         Construction in progress - landfills                                       2,530,000                     1,973,000
         Future permitted landfill capacity not constructed                       143,838,000                   151,142,000
         Land                                                                       3,029,000                     3,029,000
                                                                                -------------                 -------------
                                                                                  476,923,000                   481,014,000
         Less accumulated depreciation and amortization
         and asset impairment charges                                            (121,085,000)                 (316,650,000)
                                                                                -------------                 -------------
                                                                                $ 355,838,000                 $ 164,364,000
                                                                                =============                 =============

     Interest is capitalized on landfill permitting and preparation costs and other facility construction costs during the periods that these assets are undergoing activities necessary for their intended use. Interest costs of $6,659,000 and $478,000 were capitalized during the nine month periods ended September 30, 1995 and 1996, respectively.

Reclassification:

     Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

2. LIQUIDITY:

     The Company's viability as a going concern is dependent upon the restructuring of its obligations and asset base, and ultimately, a return to profitability. In addition, as more fully described in Note 5, the Company is a party to certain criminal charges and an SEC inquiry in connection with the Gary landfill. The Company recorded a net loss of $182,558,000 for the year ended December 31, 1995 and a net loss of $295,562,000 for the nine month period ended September 30, 1996, had negative working capital of $323,744,000 and a negative stockholders equity of $184,635,000 at September 30, 1996 and was in default on certain debt agreements which are classified as current liabilities in the accompanying consolidated balance sheets. If present trends continue and the Company is unable to obtain relief or otherwise cure the events of default, the Company will likely be required to seek protection under federal bankruptcy laws.

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

     The Company's cash provided by operating activities was approximately $7,941,000 for the nine month period ended September 30, 1996. However, the Company is not able to borrow additional amounts under its existing credit arrangements and does not believe that cash provided by operating activities in 1996 will be adequate to fund both the non-discretionary capital expenditure requirements necessary to maintain its present landfill operations as well as the scheduled debt service requirements of its notes payable and term obligations.

     Primarily as a result of the net losses experienced for the year ended December 31, 1995 and the nine month period ended September 30, 1996, the Company was not in compliance with certain financial covenants and is in default under its unsecured bank credit agreement, Senior Notes, Senior Subordinated Notes and certain other debt agreements at September 30, 1996. In addition, the Company did not make either of the scheduled payments, of approximately $10,719,000 each in interest due February 15, 1996 and August 15, 1996, on the Senior Subordinated Notes. In connection with the sale of the operating assets of the Atlanta operations on March 26, 1996, the Company made approximately $9,500,000 in principal payments on the unsecured bank credit facility and Senior Notes and funded approximately $1,100,000 of letters of credit. Although the lenders consented to the Atlanta sale, and the use of the proceeds therefrom, the Company remains in default on all of these debt arrangements and the outstanding debt balances at December 31, 1995 and September 30, 1996 have been classified as current liabilities.

     The Company is continuing discussions with the lender groups in an effort to finalize a satisfactory restructuring of the unsecured bank credit agreement, the Senior Notes and the Senior Subordinated Notes. In addition, the Company continues to pursue both additional asset sales and alternative financing arrangements, including equity and other long term financing, which would retire all or a portion of the outstanding senior debt. The Company believes that, until the refinancing of the unsecured bank credit agreement and senior notes is finalized, existing cash balances and anticipated cash receipts should be adequate to cover operating cash disbursements and required capital expenditures and bonding requirements. However, if the senior lenders were to accelerate maturity, the Company would not have sufficient funds to repay the $67,658,000 of Senior Notes nor the $175,000,000 of Senior Subordinated Notes outstanding at September 30, 1996.

3. DIVESTITURES:

     On March 26, 1996 the Company completed the sale of its northeast Atlanta market collection operations and a landfill. These operations represented $17,893,000 and $5,102,000 of collection services revenues and $3,589,000 and $443,000 of landfill operations revenues during the nine month periods ended September 30, 1995 and 1996, respectively. The gross proceeds of approximately $52,000,000, were used to repay approximately $9,500,000 of principal and fund $1,100,000 of letters of credit under the unsecured bank credit agreement and Senior Notes agreements, fund $21,900,000 of closure, post-closure and performance bonding obligations and the remainder will be used for working capital needs. The Company realized a loss on the disposition of the entire market of $10,760,000, which was provided at December 31, 1995, including costs related to the closure of a smaller Georgia landfill not included in the sale transaction. In addition, the Company completed the acquisition of one collection operation and the sales of certain collection operations, landfills and landfill development projects between June 30, 1995 and December 31, 1995.

     The following table summarizes the unaudited consolidated pro forma results of operations, assuming the 1995 acquisition and sales of collection operations and landfills had occurred at the beginning of 1995:

                                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       1995                         1996
                                                                                       ----                         ----
                                                                                    (in thousands, except (loss) per share)
         Revenues                                                                     $ 98,582                    $  89,108
         Net (loss)                                                                   $(20,685)                   $(296,199)
         Net (loss) per share                                                         $   (.80)                   $  (10.58)
         Common and common equivalent shares outstanding                                25,789                       27,985

4. NOTES PAYABLE AND TERM OBLIGATIONS:

     Notes payable and term obligations at December 31, 1995 and September 30, 1996 consisted of the following:

                                                                                  DECEMBER 31,                SEPTEMBER 30,
                                                                                     1995                          1996
                                                                                     ----                          ----
         Borrowings under unsecured bank
            credit agreement                                                     $  3,132,000                  $         -0-
         8.85% Senior Notes                                                        30,777,000                    28,118,000
         9.23% Senior Notes                                                        43,281,000                    39,540,000
         9.75% First Mortgage Revenue Bonds                                        13,318,000                    12,443,000
         4.375% Guaranteed Variable Rate
              Revenue Bonds                                                        24,400,000                    24,400,000
         7.75% Development Revenue Bonds                                           11,665,000                    11,107,000
         7% Guaranteed Industrial Development
              Revenue Bonds                                                        14,000,000                    14,000,000
         Notes payable, at an average rate of 7.9% due in
            monthly and quarterly installments through 2005                        10,736,000                     8,262,000
         12.25% Senior Subordinated Notes                                         175,000,000                   175,000,000
                                                                                 ------------                  ------------
                                                                                  326,309,000                   312,870,000
         Less current maturities                                                  326,309,000                   312,870,000
                                                                                 ------------                  ------------
                                                                                 $         -0-                 $         -0-
                                                                                 ============                  ============

     At December 31, 1995 and September 30, 1996, the Company was in default under its unsecured bank credit agreement, Senior Notes Agreement and Senior Subordinated Notes Agreement. Due to cross default provisions in the Company's other notes payable and term obligations, the Company has classified all of its outstanding indebtedness of $326,309,000 and $312,870,000 as a current liability at December 31, 1995 and September 30, 1996, respectively.

     Stated maturities of notes payable and term obligations, had the Company not been in default, would have been as follows:

                  YEAR ENDING DECEMBER 31,
                              1996........................................       $  9,973,000
                              1997........................................         22,029,000
                              1998........................................         18,425,000
                              1999........................................         14,789,000
                              2000........................................         12,129,000
                              Thereafter..................................        235,525,000

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

     The Company is usually required to post a performance bond or bank letter of credit at the time of execution of a municipal residential collection contract and at September 30, 1996 the Company had posted approximately $28,600,000 of performance bonds for these contracts. In addition, the Company has been required to post letters of credit or surety bonds to secure its obligations to close its landfills in accordance with environmental regulations. At September 30, 1996, the Company had provided letters of credit totaling

$7,797,000 and surety bonds totaling $55,950,000 to secure the Company's landfill closure and post-closure obligations. In addition, the Company has provided letters of credit totaling $11,510,000 as security to the Company's insurance carrier and bonding company.

     The Company maintains self-insurance retention limits for its insurance coverage. Accrued self-insurance costs at December 31, 1995 and September 30, 1996 were $3,182,000 and $5,815,000 respectively.

     In 1991, the Company purchased its Cuyahoga Regional Sanitary Landfill in Cleveland, Ohio and certain collection operations pursuant to an Asset Purchase Agreement. Under the terms of the Asset Purchase Agreement, the Company is required to contribute fifty percent (50%) of any settlement judgment or damage award in excess of $5,500,000 resulting from certain litigation instituted by Browning-Ferris of Ohio, Inc. ("BFI") against the sellers of such assets. In October 1995, a judgment was rendered in favor of BFI in such litigation. In February 1996, the Company made a cash payment of $1,060,000 in settlement of the litigation. In addition, the Company is required, pursuant to the Asset Purchase Agreement, to provide payments to the sellers for additional permitted airspace at the landfill. In 1995, the Company was granted a permit for 753,000 additional cubic yards of airspace and therefore, the Company is required to pay approximately $2,300,000 to the sellers which amount has been accrued in the balance sheets at December 31, 1995 and September 30, 1996.

     In August 1990, the Company entered into an agreement with Muht-Hei, Inc., a corporation formed by the Campo Band of Mission Indians, to design, obtain a permit for, construct and operate a new 400-acre landfill located on the Indians' reservation approximately 50 miles east of San Diego, California (the "Campo Project"). In 1995, the Company determined that the Campo Project was no longer economically feasible to continue. On July 28, 1996, the Company finalized a settlement with Muht-Hei, Inc. that calls for payment totaling $1,150,000, of which $555,000 has been paid through September 30, 1996 and of which $595,000 will be paid over the next seven months. The entire amount was accrued in the balance sheet at December 31, 1995. In addition, the Company will receive a royalty of $.50 per ton for the life of the site, based on certain performance criteria and is to be paid if the landfill is constructed.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)


The following table presents, for the periods indicated, the percentage relationship which the various items bear to total revenues and the percentage increase (decrease) in the dollar amounts of such items:


                                                        PERCENTAGE RELATIONSHIP                 PERIOD-TO-PERIOD
                                                           TO TOTAL REVENUES                         CHANGE
                                                           -----------------                         ------
                                                           NINE MONTHS ENDED                    NINE MONTHS ENDED
                                                             SEPTEMBER 30,                        SEPTEMBER 30,
                                                             -------------                        -------------
                                                         1995             1996                    1996 VS. 1995
                                                         ----             ----                    -------------
Revenue:
     Collection services                                 68.3%            68.0%                       (21.8)%
     Landfill operations                                 31.7             32.0                        (20.7)
                                                        -----           ------                       ------
         Total revenues                                 100.0            100.0                        (21.5)
                                                        -----           ------                       ------

Expenses:
     Operating expenses                                  45.6             63.3                          9.1
     Depreciation and amortization                       19.4             21.0                        (14.8)
     Selling, general and
         administrative expenses                         12.6             18.9                         17.7
     Other (income) and expense                          16.1            279.2                       1260.0
     Interest expense                                    17.6             28.9                         29.1
                                                        -----           ------                       ------
         Total expenses                                 111.3            411.3                        190.3
                                                        -----           ------                       ------

Income (loss) before income taxes                       (11.3)          (311.3)                      2064.9

Income taxes (benefit)                                   (4.8)             1.0                         N/A
                                                        -----           ------                       ------
Net income (loss)                                        (6.5)%         (312.3)%                     3648.9%
                                                        =====           ======                       ======

RESULTS OF OPERATIONS

1996 Compared to 1995

     Revenues. Total revenues decreased 21.5% from $120,504,000 in 1995 to $94,653,000 in 1996. This decrease was primarily the result of the divestiture of certain collection and landfill operations and overall reductions in the amount of third party waste disposed of at Company-owned landfills.

     The 1996 net changes in components of collection services revenues are as follows:


         1995 Collection services revenues..................................    $82,332,000
                                                                                -----------
         Net changes in components of revenue:
              Divestitures..................................................   (13,985,000)
              Acquisitions..................................................       710,000
              Volume........................................................    (4,720,000)
              Price.........................................................        52,000
                                                                               -----------
                  Net decrease..............................................   (17,943,000)
                                                                               -----------

         1996 Collection services revenues..................................   $64,389,000
                                                                               -----------

     Collection services revenues decreased 21.8% from $82,332,000 in 1995 to $64,389,000 in 1996. Divestitures of collection operations subsequent to September 30, 1995 reduced 1996 revenues by $13,275,000. During 1995, the Company completed the acquisition of an integrated collection business located in the Clarksburg, West Virginia market. This acquisition represented incremental collection services revenue of $710,000 from 1995 to 1996. Price increases subsequent to September 30, 1995 increased collection services revenue by $52,000. Competitive pressures continued to be a significant factor, and the Company experienced volume decreases of $4,720,000. This decrease was a result of overall volume decreases in its northeast Atlanta market, which was sold on March 26, 1996, a drop in industrial volumes, primarily in its Cleveland market, and the loss of several residential municipal contracts, primarily in the Parkersburg, West Virginia and Cleveland, Ohio markets.

     The 1996 net changes in components of landfill operations revenues are as follows:

         1995 Landfill operations revenues...................................   $38,172,000
                                                                                -----------
         Net changes in components of revenue:
              Divestiture/Closure............................................    (3,755,000)
              Volume.........................................................    (5,191,000)
              Price..........................................................     1,038,000
                                                                                -----------
                  Net decrease...............................................    (7,908,000)
                                                                                -----------
         1996 Landfill operations revenues...................................   $30,264,000
                                                                                -----------

     Landfill operations revenues decreased 20.7% from $38,172,000 in 1995 to $30,264,000 in 1996. Landfill operations revenues were adversely affected by overall volume decreases of third-party waste deposited in Company-owned and operated landfills. The volumes of third-party waste deposited in Company-owned and operated landfills decreased 335,000 tons from 2,188,000 tons in 1995 to 1,853,000 in 1996. The Company expects the trend of decreasing landfill volumes to continue due to the anticipated 1996 closure of the Company's Cuyahoga Regional Sanitary Landfill and the loss of a large landfill contract at the Company's RCC landfill. The average tipping fee charged per ton at the Company's landfills which are currently in operation increased to $16.06 in 1996 from $15.50 in 1995.

     Operating Expenses. Operating expenses increased 9.1% from $54,970,000 in 1995 to $59,954,000 in 1996 and represented 45.6% of total revenues in 1995 compared to 63.3% of total revenues in 1996. These dollar and percentage increases are primarily due to increased repair and maintenance expense during 1996 in order to properly maintain the Company's fleet of collection vehicles, and increased outside disposal due to the impending closing of the Cuyahoga Landfill.

     Depreciation and Amortization. Depreciation and amortization decreased $3,465,000 or 14.8% from $23,335,000 in 1995 to $19,870,000 in 1996. These expenses represented 19.4% and 21.0% of total revenues in 1995 and 1996, respectively. Depreciation and amortization decreased due to decreased volumes of third-party waste deposited in Company-owned and operated landfills of 335,000 tons from 1995 to 1996. Landfills and landfill acquisition costs are depleted on the unit-of-production method, which is calculated on the basis of the relationship between the amount of permitted airspace in the landfills and the amount of that airspace filled during a particular period. Thus, depreciation and amortization attributable to landfills will vary with changes in the volume of waste deposited in and the permitted life of the landfills.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 17.7%, increasing $2,688,000 from $15,163,000 in 1995 to $17,851,000 in 1996. These expenses represented 12.6% and 18.9% of total revenues in 1995 and 1996, respectively. The increase in 1996 is primarily attributable to an increase in professional fees incurred relative to the Gary, Indiana investigation, as well as the possible sale or a restructuring of the Company. The Company anticipates that these costs will continue through the remainder of the year. In addition, during the third quarter there was an increase in the allowance for doubtful accounts of $1,440,000.

     Other Expenses. Other expenses increased $244,799,000 from $19,429,000 in 1995 to $264,228,000 in 1996, and represented 16.1% and 279.2% of total revenues in 1995 and 1996, respectively. Other expenses for 1996 include landfill impairment charges of $177,000,000, increased closure and post-closure accruals of $70,000,000, impairment of a transfer station and an office building totaling $9,000,000 and provisions for an unfavorable contract ($2.3 million), an unfavorable lease ($2.1 million) and to fully accrue the Company's self insurance ($3 million) expense.

     Interest Expense. Interest expense increased 29.1% from $21,217,000 in 1995 to $27,391,000 in 1996. Interest expense represented 17.6% and 28.9% of total revenues in 1995 and 1996, respectively. These dollar and percentage increases resulted from a decrease of capitalized interest of $6,181,000, from $6,659,000 in 1995 to $478,000 in 1996 as the Company suspended the capitalization of interest on certain projects not undergoing development activities necessary for their intended use. The Company expects this trend of lower interest capitalization to continue.

     Other Income Statement Items. The provision for income taxes resulted in effective tax credit for 1995 of 42.1%. The Company's provision for income taxes during 1996 is for state income taxes that will be payable due to profitable operations at some of the Company's subsidiaries and as a result of state tax audits. Differences between the actual tax expense and the statutory Federal tax rate were due primarily to provisions for state income taxes, net of the Federal tax benefit, the non-deductibility for tax purposes of goodwill associated with certain collection operation acquisitions, and a significant valuation allowance recorded against the Company's deferred tax asset.

     For the reasons discussed above, the Company had a net loss of $295,562,000 in 1996 compared to net loss of $7,884,000 in 1995.

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

     The Company is responsible for closure and post-closure monitoring and maintenance costs at its twelve operating landfills and ten closed landfills. Estimated aggregate closure and post-closure costs are to be fully accrued for the landfill sites at the time the landfills cease to accept waste and are closed. At September 30, 1996, the Company has reviewed the closure and post-closure costs (See Footnote 1). At September 30, 1996, the Company had accrued $31,623,000 for closure and $67,403,000 for post-closure.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements consist principally of working capital, payments of principal and interest on its outstanding indebtedness and capital expenditures. During 1996, the Company's working capital deficit increased $49,573,000 from $274,171,000 at December 31, 1995 to $323,744,000 at September
30, 1996. The Company's cash and cash equivalents balance increased $18,012,000 from $8,602,000 at December 31, 1995 to $26,614,000 at September 30, 1996. The
1996 cash and cash equivalents increases was primarily attributable to the effects of the sale of the Company's northeast Atlanta market on March 26, 1996 which resulted in proceeds of approximately $52,000,000. The working capital deficits at December 31, 1995 and September 30, 1996 represent the reclassification of all of the Company's notes payable and term obligations to a current liability. See-Cash Flow from Investing Activities.

     Cash Flow from Operating Activities. During 1995 and 1996, net cash provided by operating activities was $19,868,000 and $7,941,000, respectively.

     Cash Flow from Investing Activities. During 1995 and 1996, the Company made expenditures of approximately $21,700,000 and $12,200,000, respectively, for property and equipment additions. The Company also sold certain collection operations, property and equipment for proceeds of $48,819,000 in 1996. There were no dispositions of property and equipment during 1995. The Company's unsecured bank credit agreement and Senior Notes agreements provide for limitations on aggregate capital expenditures and acquisitions, as well as capital expenditure limitations for specific development projects. The Company expects cash capital expenditures of approximately $20,000,000 (excluding capitalized interest costs) during 1996 for existing landfill expansion, new facility construction and equipment additions.

     Cash Flow from Financing Activities. The Company's unsecured bank credit agreement provides for borrowings up to $44,500,000. During March 1996, the Company repaid the outstanding principal balance of $3,132,000 and funded $1,100,000 of letters of credit under the credit agreement. At September 30, 1996, the Company utilized $44,300,000 of the facility for letters of credit, leaving $200,000 of available borrowing capacity under the facility. The Company is in default under the agreement, and the Company does not currently anticipate that additional borrowings will be available thereunder. As a result, the Company will be required to support additional closure, post-closure or other stand-by obligations with surety bonds to the extent available under its bonding program, or by cash collateralization. Subsequent to September 30, 1995, the Company was required to cash collateralize approximately $12,855,000 of such obligations. At September 30, 1996, the Company had provided various regulatory authorities with surety bonds of $55,950,000 for landfill closure and post closure obligations. The Company's current financial position limits its ability to obtain surety bonds or performance bonds without cash collateralization.

     During 1996, the Company made debt reductions, including principal repayments of $7,030,000 of its unsecured bank credit agreement and other notes payable and term obligations and on April 1, 1996, the Company made a $6,400,000 principal repayment on its 8.85% and 9.23% Senior Notes.

     The Company continues to actively pursue various alternatives to reduce its notes payable and term obligations, including strategic dispositions of certain assets with proceeds therefrom used to repay notes payable and term obligations. On March 26, 1996, the Company completed the sale of its northeast Atlanta market collection operations and a landfill to Republic Industries. These operations represented $5,102,000 or 7.9% and $443,000 or 1.5% of total collection services revenues and landfill operations revenues, respectively, during 1996. The gross proceeds of approximately $52,000,000, subject to certain holdbacks and contingencies, were used by the Company to (i) repay approximately $9,500,000 of principal and fund $1,100,000 of letters of credit under the unsecured bank credit agreement and Senior Notes agreements, (ii) cash collateralize approximately $6,800,000 of the Company's municipal and landfill bonding facilities, and (iii) fund closure and post-closure obligations of approximately $15,100,000 for certain of the Company's landfills. The balance of the proceeds will be utilized by the Company for working capital and operating expenses.

     At September 30, 1996, the Company was in default under its unsecured bank credit agreement, Senior Notes agreements and Senior Subordinated Notes agreement. Due to cross default provisions in the Company's other notes payable and term obligations, the Company has classified all of its outstanding indebtedness at September 30, 1996 as a current liability. The Company has failed to pay the February 15, 1996 installment (and will not pay the August 15, 1996 installment) of interest due on its Senior Subordinated Notes. Other defaults may exist under its other debt instruments. As a result, the holders of such debt instruments have the right to accelerate the maturity of their debt instruments or to take other remedies. No assurance can be given that the lenders will not accelerate the maturity under these debt instruments at any time. If such debt instruments were accelerated, the Company does not currently have sufficient cash or other resources to repay such debt.

     The Company's viability as a going concern is dependent upon the restructuring of its obligations and asset base, and ultimately, a return to profitability. During 1996, the Company continues to experience declining landfill pricing and volume, and has lost a significant disposal contract in its Pennsylvania market. In light of these factors, the Company intends to undertake a comprehensive review of the carrying value of all of its assets and their related future obligations, the results of which could require the recognition of additional asset impairment charges.

     As more fully described in Note 5 to the Company's Consolidated Financial Statements, the Company has pled to certain criminal charges in connection with its Gary landfill and is the subject of an SEC inquiry. The Company recorded a net loss of $182,558,000 for the year ended December 31, 1995 and a net loss of $295,562,000 for the nine month period ended September 30, 1996, had negative working capital of $323,744,000 at September 30, 1996 and was in default on certain debt agreements which are classified as current liabilities in the Company's balance sheet. If present trends continue and the Company is unable to obtain relief or otherwise cure the events of default, the Company may be required to seek protection under federal bankruptcy laws.

     Provided the debt holders do not accelerate payment of such debt, management believes that cash from operating activities, cash on hand and income tax refunds together with proceeds from the sale of its northeast Atlanta market operations will be sufficient to (i) meet its planned 1996 capital expenditures of $20,000,000, (ii) meet its 1996 operating cash requirements, (iii) meet its 1996 closure and post-closure obligations, and
(iv) meet its 1996 interest payments (although the Company is not currently paying all such interest). The Company's debt maturity schedule for 1996 is $312,870,000 due to the aforementioned defaults. The Company does not have the capital resources to meet its 1996 required principal payments for its notes payable and term obligations.

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


                                      MID-AMERICAN WASTE SYSTEMS, INC.
                                      (Registrant)

Date:  November 14, 1996              By: /s/ Gene A. Meredith
                                         ---------------------
                                              Gene A. Meredith
                                              Chairman of the Board, President,
                                              and Chief Executive Officer